Form 10-Q
period 1996-03-31
RGB COMPUTER & VIDEO INC
filed 1996-05-13
CIK 902056

_______________________________________________________________________
_______________________________________________________________________

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                          ___________________

                              FORM 10-QSB

[X]           Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 1996

                                 OR

[ ]           Transition Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                    Commission file number 1-11968

                      RGB COMPUTER & VIDEO, INC.
                 (Exact name of small business issuer
                     as specified in its charter)

          FLORIDA                                 65-0142837
  (State  or  other jurisdiction       (I.R.S. Employer Identification
 of incorporation or organization)                   No.)

                       18245 S. E. Federal Hwy.
                          Tequesta, FL  33469
               (Address of principal executive offices)

                     Telephone No. (407) 844-3348
                        _______________________

         (Former name, former address and former fiscal year,
                    if changed since last report.)
                       _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No __

As of March 31, 1996 there were 5,502,057 shares of the registrant's no par value common stock outstanding.

Transitional Small Business Disclosure Format:  Yes  __  No   X
_______________________________________________________________________
											  																	-  1  -
_______________________________________________________________________


                      RGB Computer & Video, Inc.
                            & Subsidiaries

                                 INDEX




               PART I.   FINANCIAL INFORMATION
                                                            Page No.
Item 1.        Financial Statements:

          Consolidated Balance Sheets - March 31, 1996
          (unaudited) and December 31, 1995....................  3

          Consolidated Statement of Income - Three-month period
          ended   March   31, 1996 (unaudited) and 1995........		4

          Consolidated Statement of Cash Flows - Three-month
          period ended March 31, 1996 (unaudited) and 1995.....  5-6

          Notes to Consolidated Financial Statements	(unaudited) 7-8

Item  2.       Management's Discussion and Analysis or Plan of
         Operation.............................................  9-10


               PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...................................... 11-12

Item 6. Exhibits and Reports on Form 8-K....................... 13-14


Signatures..................................................... 15



__________

Note:   Items 2 through 5 of Part II are omitted because they  are  not applicable.

_______________________________________________________________________
                              -  2  -
_______________________________________________________________________




Item 1.                  Financial Statements

                      RGB Computer & Video, Inc.
                            & Subsidiaries
                      Consolidated Balance Sheets

                                ASSETS
                                                March 31, December 31,
                                                  1996        1995
                                              (unaudited)
CURRENT ASSETS
  Cash                                        $    30,149 $   119,638
  Marketable Securities                         1,217,502   1,861,579
  Securities, available for sale                  518,362     518,362
  Accounts receivable                              28,337       7,331
  Inventories                                     397,779     282,471
  Loans receivable - employees                     10,736       8,516
          Total current assets                 2,202,865    3,579,247

Property and equipment, net of
  accumulated depreciation                        867,971     408,827

Loan receivable                                   212,869     213,976
Loans receivable - officers                        23,803      18,100
Other assets                                       54,949       2,070

                                              $ 3,362,457  $3,440,870

   LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses       $   158,981  $  153,810
  Current maturities of long-term debt             30,000         ---
  Current maturities of capital lease
    obligations                                    10,401      14,515
  Notes payable                                        --          --

          Total current liabilities               199,382     168,325

Long-term debt, net of current maturities          90,000         ---

Capital lease obligations, net of current
  maturities                                          ---         ---

TOTAL LIABILITIES                              $  289,382 $  168,325

Commitments
Shareholders' Equity
  Common stock, no par value, authorized
    10,000,000 shares; 5,502,057 and 3,268,032
    issued and outstanding March 31, 1996 and
    December 31, 1995 respectively
                                                8,089,270   8,089,270
  Accumulated deficit                          (5,016,195) (4,816,725)
          Total Shareholders Equity             3,073,075   3,272,545

          Total Liability &
          Shareholders' Equity                 $3,362,457  $3,440,870

         See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis or Plan of Operation.

_______________________________________________________________________
                                -  3  -
_______________________________________________________________________


                   RGB Computer & Video, Inc.
                         & Subsidiaries
                CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)

                                              Three-month  period
ended March  31,

                                               1996      1995

Sales ...................................   $ 80,648     $ 97,793
Cost of Sales ...........................     67,572      102,477

   Gross profit .........................     13,076       (4,684)

Operating Expense:

   Research and development .............       -0-         4,440
   Selling expenses .....................    190,506      165,086
   General and administrative ...........    341,157     135,061
   Depreciation .........................     24,322      36,086

Total operating expenses ................    555,986     340,673

Income (loss) from operations ...........   (542,910)  (345,357)

Non-operating income (loss) .............     12,442      36,435

Income  (loss) before provision (benefit)
for income taxes ........................   (530,468)  (308,922)


Provision (benefit) for income taxes ....          --         --

Net income (loss) .......................  $(530,468)  (308,922)

Primary and fully diluted net income  per
common share ............................      $(.11)     $(.09)

Weighted average shares outstanding .....  4,614,444   3,268,032



See  accompanying Notes to Financial Statements  (unaudited)  and
Management's Discussion and Analysis or Plan of Operations.

_______________________________________________________________________
                              -  4  -
_______________________________________________________________________

                   RGB Computer & Video, Inc.
                         & Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                               Three month period
ended March 31,
                                                1996        1995
Cash flow from operating activities: ......
    Net Income (Loss)......................    ($531,382)    $(308,922)
    Adjustment to reconcile net income
    (loss) to net cash provided (used) by            ----          ----
    operating  ............................
       Depreciation .......................        24,322        36,086
       Loss on Sale of equipment...........         (932)        27,798
       Amortization of software development            --         9,648
       costs and royalties.................
       Bad Debt expense....................            15            --
    (Increase) Decrease in accounts
     receivable ...........................      (21,006)        66,575
    (Increase) Decrease in inventories ....     (110,783)       (6,722)
  (Increase) Decrease in other current           (54,275)
     assets................................                     (3,847)

    Increase (Decrease) in accounts payable           630        10,297

NET   CASH  PROVIDED  (USED)  BY  OPERATING     (693,411)     (169,087)
ACTIVITIES ................................

Cash Flows from Investing Activities:

    Purchase of Property & Equipment.......     (473,019)     ( 28,914)
    Proceeds from sale of Prop & Equip.....         7,775       19,500
    Redemption of S/T Investments..........           ---        99,799
    Proceeds from repay of loan rec empl...           ---           800
    Decrease in loans receivable                    1,107           ---
    Increase in loans receivable - officers       (7,203)           ---
    (Increase) decrease in other assets               676           ---
NET   CASH  PROVIDED  (USED)  BY  INVESTING
ACTIVITIES ................................     (470,664)        91,185

Cash Flows From Financing Activities:
    Payment on Long Term Debt..............       (4,114)      (24,469)
      Proceeds from Notes Payable..........           ---        24,420
      Equity changes due to acquisition           434,623           ---

NET   CASH  PROVIDED  (USED)  BY  FINANCING       430,509          (49)
ACTIVITIES ................................





INCREASE (DECREASE) IN CASH................     (733,566)     ( 77,951)

_______________________________________________________________________
                             -  5  -
_______________________________________________________________________


CASH, AT BEGINNING OF PERIOD...............     2,499,579      122,498

CASH, AT END OF PERIOD.....................    $1,766,013     $(44,547)


See  accompanying Notes to Financial Statements  (unaudited)  and
Management's Discussion and Analysis or Plan of Operations.

_______________________________________________________________________
                             - 	6  -
_______________________________________________________________________

                   RGB Computer & Video, Inc.
                         & Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                   PERIOD ENDED MARCH 31, 1996

(1) The unaudited financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10-KSB for the year ended December 31, 1995. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1995 has been omitted. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results for the entire year ending December 31, 1996.

(2) Pursuant to a Settlement Agreement dated September 27, 1995, Pride Integrated Services, Inc. agreed to pay the Company $310,000 over a ten year period with the payments beginning in October, 1995. The settlement resulted from a suit filed by the Company against Pride Integrated Services, Inc. in October, 1993, alleging coyright infringement and misapproriation of trade secrets. The note receivable was discounted as required by Accounting Principle Bulletin No. 21 using an 8% imputed interest rate. The discount on the note equaled $93,024 as of December 31, 1995 resulting in a note receivable net of discount of $213,976.

(3) On April 22, 1993, the Company entered into a five-year
  employment agreement with Mr.         Gilbert to serve as
  Chief Executive Officer of the Company. The agreement provided for a base annual salary of $85,000, use of an automobile and related expenses. As of February 1996, the Company has increased Mr. Gilbert's annual salary as per cost of living increase for the past three years to $92,500 and extended the term of the contract to be five years from February, 1996 or February , 2001. Mr. Gilbert is employed in the capacity of Chief Executive Officer and President of the Company as well as Saf T Lok Corporation., a subsidiary of the Company. In addition, the Company pays an annual premium of approximately $8000 for a $2,000,000 whole life insurance policy on Mr. Gilbert, of which Mrs. Gilbert is the beneficiary. As of April 1996, the Board of Directors elected to increase Mr Gilbert's salary to $100,000 annually, effective April 1, 1996.

  On April 22, 1993, the Company entered into a five-year employ ment agreement with Mrs. Gilbert to serve as Vice President of Finance of the Company. The agreement provides for a base annual salary of $60,000. As of February 1996, the Company has increased Mrs. Gilbert's annual salary as per cost of living increase for the past three years to $65,000 and extended the term of the contract to be five years from February, 1996 or February , 2001. The Company has established a bonus pool in which Mrs. Gilbert is eligible to participate. As of December 31, 1995, no bonus has been paid or accrued. As of April 1996, the Board of Directors increased Mrs. Gilbert's salary to $85,000 annually, effective April 1, 1996.

_______________________________________________________________________
                            -  7  -
_______________________________________________________________________


(4) On February 13, 1996 the Company entered into an Employment Agreement with Frank Brooks, the Chairman of the Company, pursuant to which Mr. Brooks' employment as the Chief Officer of Saf T Lok Corporation was confirmed through February 2001 at an initial annual base salary of $100,000.


_______________________________________________________________________
                             -  8  -
_______________________________________________________________________
                   RGB Computer & Video, Inc.
                         & Subsidiaries

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
  OPERATION

Results of Operations

      All sales and operating expenses for the first quarter of the year reflect activity in the Subsidiaries. There were no sales or expenses for the Parent except for attorney's fees and professional fees which related to the public company and bank charges.

      Sales for the first quarter of 1996 decreased $17,145 to $ 80,648 from $ 97,793 in the prior year's comparable period. Gross margins increased to 16 percent in the current quarter compared to 0 percent in the quarter ended March 31, 1995. The Company reported a net loss of $530,468 or $.11 per share, up from a net loss of $308,922 or $.09 a share in the similar period last year. The per share loss in the current period was based on a weighted average number of shares of 4,614,444 as compared to 3,268,032 for the comparable period in 1995.

             This decrease resulted primarily from Commodore Electronics Ltd.'s, owner of the Commodore Amiga computer, May 2, 1994 insolvency claim and request that the Supreme Court of the Commonwealth of the Bahamas supervise its "winding up." Commodore's insolvency claim had a dramatically negative impact on the marketability and sales of the Company's Amiga based products. Additionally, the Company did not realize significant sales in non-Amiga based products during the quarter.

       Initial production and sales of the new Subsidiary's product, the Saf T Lok, did not start until the end of the quarter. Attendance at trade shows worldwide as well as increased marketing and collateral material were introduced to generate interest in the product and to establish dealer networks. In addition, press releases addressed the interest of the public in the revolutionary product to help protect against accidental shootings and the relationship of the Company with Nick Navarro, former head of the Broward County Sheriff's Department who will represent
   Saf T Lok to the law enforcement community. Saf T Lok also exhibited at the NRA show in Dallas, Texas in April at which interest and media attention were well received. Several strategic contacts were made with "major" gun manufacturers to develop interest in Saf T Lok. On May 2, Cabot Heritage made a recommendation to "buy a little" in its newsletter and discussed the Saf T Lok product. As a result, the stock price increased from $7.00 per share on May 2, 1996 to a high of $19.00 per share on May 6, 1996, with a volume increase from 98,400 on May 2 to a high of 2,305,800 on May 3,1996.


      Total operating expenses, including non-recurring costs, increased to $555,986 from $340,673 in the current quarter compared to the similar period last year. The selling expense component increased to $190,506 from $165,086 due to new product development from the merger with Saf T Lok Corporation and increase in sales and marketing efforts through trade show attendance at three trade shows. The Shot Show in Dallas, Texas which is the largest gun show in the United States, the IME  show
_______________________________________________________________________
                             -  9  -
_______________________________________________________________________

in Nuremberg, Germany and the Firearms Trade Expo in Atlantic, City New Jersey. Additional expenses were incurred for the national advertising campaign. The general and administrative expenses for the first quarter of 1996 increased to $341,157 from $135,061 from the prior year's comparable period primarily due to legal fees associated with the merger of the Company's newly created wholly owned subsidiary with and into Saf T Lok Corporation and litigation as well as relocation fees to a new office, new investor relations consultants to help address the financial community, media and the additional Saf T Lok Corporation personnel.

      The net of non-operating income and expense for the first quarter of 1996 totaled $12,442 compared to the net of non-operating income and expense for the first quarter of 1995 of $36,435. As a result, the net loss for the quarter ended March 31, 1996 was $530,468 compared to a net loss of $308,922 for the prior year's comparable period.


Liquidity and Capital Resources

      The  Company's  liquidity  results  from  its  1993  public offering proceeds. Current assets consist almost entirely of cash, accounts receivables, and inventories. The Company has no significant past due receivables at March 31, 1996 which would affect liquidity.

     Because the sales outlook for the Amiga and PC markets appears to be so dismal, the Company actively sought to acquire another line of business which, together with the Company's cash resources, would offer better prospects to maximize shareholder value. Accordingly, the Copany, through a newly-created wholly owned subsidiary, merged with and into Saf T Lok Corporation.
As a result of the merger, the Company intends to focus on the safety lock line of business and scale down operations of the desktop video business.

       Net cash used in operating activities was $693,411 for the three months ended March 31, 1996 compared with $ 169,087 used by operating activities during the three months ended March 31, 1995. For the three months ended March 31, 1996, the principal uses of cash from operating activities were the net loss for the period, as adjusted for increases in trade receivables, prepaid expenses, and inventory. The principal sources of cash from operating activities were from adjustments for depreciation and amortization and an increase in accrued expenses. In the similar period ended March 31, 1995, the principal sources of cash from operating activities were from adjustments for depreciation and amortization, decrease in accrued interest receivables and increases in accrued expenses. The principal uses of cash from operating activities were a net loss for the period, as adjusted, for decrease in trade receivable, notes receivable, prepaid expenses and decrease in accounts payable. For the three month period ended March 31, 1996, net cash used by investing activities was $470,664 mainly from purchase of property and equipment as compared to $91,185 provided by investing activities for the first three months of 1995 which was mainly derived from short term investments. Net cash used by financing activities was $430,509 for equity changes due to acquisition as compared to net cash used by financing activities of $49 for payment on long term debt for the three months ended March 31, 1995.

_______________________________________________________________________
                          -  10  -
_______________________________________________________________________

                   PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.


On April 3, 1996 the Company settled a lawsuit filed in October 1995 against the Company and two of its directors and largest in dividual shareholders, Robert and Cynthia Gilbert, by Barington Capital, L.P. ("Barington") by and through its general partner, LNA Capital Corp. Barington was the Company's underwriter in its initial public offering. Although not clear from the manner in which the original Complaint was pled, Barington apparently claim ed mismanagement by the Gilberts as directors of the Company, for which Barington requested money damages. In the same lawsuit Bar ington claimed injunctive relief on the basis that the harm allegedly done to the Company was not compensable by money
damages.   In April, 1996 the lawsuit was settled with both
parties dismissing their claims with prejudice; Barington was satisfied there was no merit to any claims they set forth and still retains their warrants of 120,000 shares at @$11.20 per share. Each party was responsible for its own attorney's fees. The settlement included relinquishment on Barington's part of its right to appoint a director to the Company's Board of Directors.

The Company is not a party in any other ongoing or pending legal proceedings, nor are any of the Company's properties the subject of litigation, and the Company is not aware of any pending or con templated proceeding against it by governmental authorities con cerning environmental matters. The Company knows of no legal pro ceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

Items 2 through 5 are not applicable.

_______________________________________________________________________
                               -  11 -
_______________________________________________________________________



                PART II. OTHER INFORMATION (Continued)




Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits and Index of Exhibits

          (11) Weighted Average Number of Common Shares
Outstanding

     (b)  Reports on Form 8-K

          (1)  On January 10, 1996 a Form 8K was filed to report
               that the Company entered into an Agreement and
															Plan of Merger with its wholly owned subsidiary and
               Saf T Lok Corporation.

          (2) On February 14, 1996 a Form 8K was filed to report the consummation of the merger between the Company, its wholly owned subsidiary and Saf T Lok
               Corporation.



_______________________________________________________________________
                             -  12  -
_______________________________________________________________________

                           EXHIBIT 11


                   RGB Computer & Video, Inc.

      WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

                                             1996           1995

Three-month period ended:

March 31,

       Shares at beginning of period....... 3,268,032       3,268,032

       Weighted average number of shares
       outstanding......................... 4,614,444       3,268,032



_______________________________________________________________________
                              -  13  -
_______________________________________________________________________


                   RGB Computer & Video, Inc.
                         & Sudsidiaries

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RGB COMPUTER & VIDEO, INC.

                                   By: //Robert L. Gilbert, III
                                    ----------------------------
                                      Robert L. Gilbert, III
                                      (Chief Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature             May 13, 1996


//Frank W. Brooks//      Chairman of the Board         May 13, 1996
- -------------------
Frank W. Brooks
                         Chief Executing Officer
//Robert L. Gilbert III. President and Director        May 13, 1996
- ------------------------
Robert L. Gilbert, III

                         Vice President, Finance
		                       Treasurer, Secretary and
//Cynthia T. Gilbert     Director                      May 13, 1996
- -----------------------
Cynthia T. Gilbert


//William M. Schmidt     Director                      May 13, 1996
- -----------------------
William M. Schmidt


//Jeffrey Brooks         Director                      May 13, 1996
- -----------------------
Jeffrey Brooks


_______________________________________________________________________
																													-  14  -