Form 10-Q
period 1996-06-30
RGB COMPUTER & VIDEO INC
filed 1996-08-13
CIK 902056

__________________________________________________________________________
__________________________________________________________________________

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                          ___________________

                              FORM 10-QSB

[ X]          Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 1996

                                  OR

[   ]        Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    Commission file number 1-11968

                        SAF T LOK INCORPORATED
                 (Exact name of small business issuer
                     as specified in its charter)

          FLORIDA                                 65-0142837
  (State  or  other jurisdiction               (I.R.S. Employer
 of incorporation or organization)           Identification  No.)

                       18245 S. E. Federal Hwy.
                          Tequesta, FL  33469
               (Address of principal executive offices)

                     Telephone No. (407) 844-3348
                        _______________________
                       RGB COMPUTER & VIDEO INC.
         (Former name, former address and former fiscal year,
                    if changed since last report.)
                       _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

As of June 30, 1996 there were 5,522,057 shares of the registrant's no par value common stock outstanding.

Transitional Small Business Disclosure Format:  Yes [_]  No [X]
_______________________________________________________________________
_______________________________________________________________________

==========================================================================
                                                             End of Page 1
==========================================================================


                          Saf T Lok Incorated
                            & Subsidiaries

                                 INDEX

               PART I.   FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Consolidated Balance Sheets - June 30, 1996 (unaudited)
                and December 31, 1995....................................   3

                Consolidated Statement of Income - Six-month period
                ended June 30,1996(unaudited) and 1995      .............   4

                Consolidated Statement of Cash Flows - Six-month period
                ended June 30, 1996 (unaudited) and 1995.................   5

                Notes to Consolidated Financial Statements (unaudited)...  6-7

Item  2.        Management's Discussion and Analysis or Plan  of
                Operation................................................  8-9


               PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings........................................   10

Item 6.         Exhibits and Reports on Form 8-K.......................  11-12


                Signatures.............................................     13



__________
Note:   Items 2 through 5 of Part II are omitted because they  are  not applicable.

==========================================================================
                                                             End of Page 2
==========================================================================

Item 1.                  Financial Statements

                        Saf T Lok Incorporated
                            & Subsidiaries
                      Consolidated Balance Sheets

                                ASSETS
                                                June 30, 1996           December 31, 1995
                                                (unaudited)
CURRENT ASSETS
  Cash                                          $    34,607             $   119,638
  Marketable Securities                             122,483               1,861,579
  Securities, available for sale                    839,997                 518,362
  Accounts receivable                                19,880                   7,331
  Inventories                                       557,962                 282,471
  Loans receivable - employees                        5,629                   8,516
          Total current assets                    1,580,558               3,579,247

Property and equipment, net of
  accumulated depreciation                          957,087                 408,827

Loan receivable                                     207,070                 213,976
Loans receivable - officers                          25,803                  18,100
Other assets                                         37,066                   2,070

                                                $ 2,807,584              $3,440,870

   LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses         $   291,078             $   153,810
  Current maturities of long-term debt               20,550                     ---
  Current maturities of capital lease
    obligations                                       6,926                  14,515
  Notes payable                                          --                      --

          Total current liabilities                 318,554                 168,325

Long-term debt, net of current maturities            90,000                     ---

Capital lease obligations, net of current
  maturities                                            ---                     ---

TOTAL LIABILITIES                               $   408,554             $   168,325

Commitments
Shareholders' Equity
  Common stock, no par value, authorized
    10,000,000 shares; 5,522,057 and 3,268,032
    issued and outstanding June 30, 1996 and
    December 31, 1995 respectively
                                                  8,089,270               8,089,270
  Accumulated deficit                            (5,690,240)             (4,816,725)
          Total Shareholders Equity               2,399,030               3,272,545

          Total Liability &
          Shareholders' Equity                  $ 2,807,584             $ 3,440,870

         See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis or Plan of Operation.

==========================================================================
                                                             End of Page 3
==========================================================================



                            Saf T Lok Incorporated
                                 & Subsidiary
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                Three-month period       Six-month period
                                 ended June 30,           ended June 30,

                                1996            1995            1996            1995

Sales.......................    $ 60,343        $101,922        $140,991        $  199,715
Cost of Sales...............      78,359          27,008         145,931            71,239


  Gross profit..............   $ (18,016)       $ 74,914        $ (4,940)       $  128,476


Operating Expense:

   Research and development.      57,022           4,440          59,197             8,880
   Selling expenses.........     257,240         138,470         491,600           303,557
   General and..............     294,520         104,019         589,649           239,080
   administrative...........
   Depreciation.............      65,807          45,310          90,130            81,396

Total operating expenses....    $674,589        $292,239       1,230,576        $  632,913


Income(loss)from Operations.    (692,605)       (217,325)     (1,235,516)         (504,437)


Non-operating income(loss)..      18,561          58,882          31,003            37,071


Income (loss) before
provision (benefit)for
income taxes................    (674,044)       (158,443)     (1,204,513)         (467,366)

Provision (benefit) for
income taxes ....                     --              --              --                --

Net income (loss)..........    $(674,044)      $(158,443)    $(1,204,513)        $(467,366)

Primary and fully diluted
net income per common share        $(.12)          $(.05)          $(.23)            $(.14)


Weighted average shares
outstanding .....              5,740,388       3,268,032       5,177,516         3,268,032


See accompanying Notes to Financial Statements (unaudited) and
Management's Discussion and Analysis or Plan of Operation.
==========================================================================
                                                             End of Page 4
==========================================================================

                            Saf T Lok Incorporated
                                & Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            Six month period ended June 30,
                                                1996            1995
Cash flow from operating activities: ......
    Net Income (Loss)......................      $ (1,204,514)  $   (467,366)
    Adjustment to reconcile net income
    (loss) to net cash provided (used) by                ----           ----
    operating  ............................
       Depreciation .......................            85,906         81,396
       Loss on Sale of equipment...........             1,412        (25,863)
       Amortization .......................             4,224          8,880
    (Increase) Decrease in notes receivable             6,907            ---
    (Increase) Decrease in accounts
     receivable ...........................           (12,549)       101,890
    (Increase) Decrease in inventories ....          (183,457)           588
  (Increase) Decrease in other current
     assets................................           (36,296)           ---
    Increase (Decrease) in other payables..               ---          1,609
    Increase (Decrease) in accounts payable           (44,933)        42,828

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES ................................       $(1,383,300)     $(256,038)

Cash Flows from Investing Activities:
    Purchase of Property & Equipment.......         $(653,941)      $    ---
    Proceeds from sale of Prop & Equip.....            15,550        270,246
    Redemption of S/T Investments..........           518,362            ---
    Purchase of S/T Investments............               ---        (18,520)
    Proceeds from loan rec officer.........            18,100           ---
   (Decrease) in other assets..............              (699)        (3,302)
    Increase in loans receivable - employee           (22,916)           ---
    Additions to Licensing Agreement.......               ---          8,333
NET   CASH  PROVIDED  (USED)  BY  INVESTING
ACTIVITIES ................................         $(125,544)      $256,757

Cash Flows From Financing Activities:
    Payment on Long Term Debt..............           $(7,589)      $(10,543)
   Increase in Loan Payable - Shareholder..           120,000            ---
   Proceeds from Notes Payable.............            (9,410)           ---
   Equity changes due to acquisition.......           421,713            ---

NET   CASH  PROVIDED  (USED)  BY  FINANCING
ACTIVITIES ................................           524,714        (10,543)

INCREASE (DECREASE) IN CASH................          (984,130)       ( 9,824)

CASH, AT BEGINNING OF PERIOD...............         1,981,217        122,498

CASH, AT END OF PERIOD.....................        $  997,087       $112,674

See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis or Plan of Operations.
==========================================================================
                                                             End of Page 5
==========================================================================
                            Saf T Lok Incorporated
                                & Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                           PERIOD ENDED JUNE 30, 1996

(1) The unaudited financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10-KSB for the year ended December 31, 1995. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1995 has been omitted. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of results for the entire year ending December 31, 1996.

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

(3) On April 22, 1993, the Company entered into a five-year employment agreement with Mr. Gilbert to serve as Chief Executive Officer of the Company. The agreement provided for a base annual salary of $85,000, use of an automobile and related expenses. As of February 1996, the Company has increased Mr. Gilbert's annual salary as per cost of living increase for the past three years to $92,500 and extended the term of the contract to be five years from February, 1996 or February , 2001. Mr. Gilbert is employed in the capacity of Chief Executive Officer and President of the Company as well as STL Lock, Inc., a subsidiary of the Company. In addition, the Company pays an annual premium of approximately $8000 for a $2,000,000 whole life in surance policy on Mr. Gilbert, of which Mrs. Gilbert is the beneficiary. As of April 1996, the Board of Directors elected to increase Mr Gilbert's salary to $100,000 annually, effective April 1, 1996.

  On April 22, 1993, the Company entered into a five-year employment agreement with Mrs. Gilbert to serve as Vice President of Finance of the Company. The agreement provides for a base annual salary of $60,000. As of February 1996, the Company has increased Mrs. Gilbert's annual salary as per cost of living increase for the past three years to $65,000 and extended the term of the
  contract to be five years from February, 1996 or February , 2001.   The
  Company has established a bonus pool in which Mrs. Gilbert is eligible to participate. As of December 31, 1995, no bonus has been paid or accrued. As of April 1996, the Board of Directors increased Mrs. Gilbert's salary to $85,000 annually, effective April 1, 1996.

(4) On February 13, 1996 the Company entered into an Employment Agreement with Frank Brooks, the Chairman of the Company, pursuant to which Mr. Brooks' employment as the Chief Officer of STL Lock Inc. was confirmed through February 2001 at an initial annual base salary of $100,000. In addition, the Company pays an annual premium of approximately $5500 for a $1,000,000 whole life insurance policy on Mr. Brooks, of which Mrs. Brooks is the beneficiary.

==========================================================================
                                                             End of Page 6
==========================================================================


                            Saf T Lok Incorporated
                                & Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) Continued

 (5) On July 18, 1996 the Company held its Annual Meeting of Shareholders at which shareholders voted to change the name of the Company from RGB Computer & Video, Inc. to Saf T Lok Incorporated. In addition, the shareholders approved an increase in the number of authorized shares of Common Stock to 20,000,000 shares, $0.01 par value, eliminated staggered terms for directors and eliminated supermajority vote requirements for removal of directors and amendments to the Articles of Incorporation. The shareholders re-elected the current directors and approved an increase in the number of shares reserved for issuance under the Company's 1993 Stock Plan to 500,000 from 150,000 and approved the appointment of Michaelson & Co. P.A. as independent accountants for the Company.

==========================================================================
                                                             End of Page 7
==========================================================================

                            Saf T Lok Incorporated
                                & Subsidiaries


Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF  OPERATION

Results of Operations

      All sales and operating expenses for the second quarter of the year reflect activity in the Subsidiaries. There were no sales or expenses for the Parent except for attorney's fees and professional fees which related to the public company and bank charges.

      Sales for the second quarter of 1996 decreased $41,579 to $ 60,343 from $101,922 in the prior year's comparable period. Gross margins decreased to a negative 30 percent in the current quarter compared to a positive 73 percent in the quarter ended June 30, 1995. The Company reported a net loss of $674,044 or $.12 per share, which is an increasefrom a net loss of $158,443 or $.05 a share in the similar period last year. The per share loss in the current period was based on a weighted average number of shares of 5,740,388 as compared to 3,268,032 for the comparable period in 1995.

       Initial production and sales of the Subsidiary, STL Locks, Inc.'s product, the Saf T Lok, did not start until the end of the first quarter. Attendance at trade shows worldwide as well as increased marketing and collateral material were introduced to generate interest in the product and to establish dealer networks. In addition, press releases addressed the interest of the public in the revolutionary product to help protect against accidental shootings. Saf T Loks were also exhibited at the NRA show in Dallas, Texas in April, the Great Outdoors Show in Memphis, Tennessee in May and the National Sheriff's Association Show in Portland, Oregon in June. In addition, Saf t Lok exhibited at the ALOA (Association of Locksmiths of America) show in New Orleans in July with a sign-up of over 250 locksmith dealers. At these shows interest and media attention was overwhelming. On May 2, Cabot Heritage made a recommendation to "buy a little" in its newsletter and discussed the Saf T Lok product. As a result, the stock price increased from $7.00 per share on May 2, 1996 to a high of $19.00 per share on May 6, 1996, with a volume increase from 98,400 on May 2 to a high of 2,305,800 on May 3,1996.

      Total operating expenses, including non-recurring costs, increased to $659,027 from $292,239 in the current quarter compared to the similar period last year. The selling expense component increased to $257,240 from $138,470 due to new product development and increase in sales and marketing efforts through trade show attendance and collateral material such as brochures. Additional expenses were incurred for the national advertising campaign. The general and administrative expenses for the second quarter of 1996 increased to $294,520 from $104,019 from the prior year's comparable period primarily due to legal fees associated with the Annual Meeting of Shareholders, accounting fees due to the audit of Saf t Lok and research and development for new models.

     The net of non-operating income and expense for the second quarter of 1996 totaled $18,561 compared to the net of non-operating income and expense for the second quarter of 1995 of $58,882. As a result, the net loss for the quarter ended June 30, 1996 was $674,044 compared to a net loss of $158,433 for the prior year's comparable period.


==========================================================================
                                                             End of Page 8
==========================================================================




                            Saf T Lok Incorporated
                                & Subsidiaries


Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF  OPERATION (Continued)


Liquidity and Capital Resources

      The Company's liquidity results from its 1993 public offering proceeds. Current assets consist almost entirely of cash, accounts receivables, and inventories. The Company has no significant past due receivables at June 30, 1996 which would affect liquidity.

       Net cash used in operating activities was $1,383,300 for the six months ended June 30, 1996 compared with $256,038 used by operating activities during the six months ended June 30, 1995. For the six months ended June 30, 1996, the principal uses of cash from operating activities were the net loss for the period, as adjusted for increases in trade receivables, current assets, and inventory. The principal sources of cash from operating activities were from adjustments for depreciation and amortization and an decrease in notes receivable. In the similar period ended June 30, 1995, the principal sources of cash from operating activities were from adjustments for depreciation and amortization, a gain on sale of assets and increases in accrued expenses. The principal uses of cash from operating activities were a net loss for the period, as adjusted, for decrease in trade receivable, notes receivable, and prepaid expenses. For the six month period ended June 30, 1996, net cash used by investing activities was $125,544 mainly from purchase of property and equipment as compared to $256,757 provided by investing activities for the first sixmonths of 1995 which was mainly from proceeds from sale of the house. Net cash provided by financing activities was $524,714 for equity changes due to acquisition as compared to net cash used by financing activities of $10,543 for payment on long term debt for the six months ended June 30, 1995.
==========================================================================
                                                             End of Page 9
==========================================================================

                            Saf T Lok Incorporated
                                & Subsidiaries

                          PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

On April 3, 1996 the Company settled a lawsuit filed in October 1995 against the Company and two of its directors and largest individual shareholders, Robert and Cynthia Gilbert, by Barington Capital, L.P. ("Barington") by and through its general partner, LNA Capital Corp. Barington was the Company's
underwriter in its initial public offering.   The lawsuit was settled with both
parties dismissing their claims with prejudice; Barington still retains their warrants to purchase 120,000 shares at @$11.20 per share. The settlement included relinquishment on Barington's part of its right to appoint a director to the Company's Board of Directors.


==========================================================================
                                                            End of Page 10
==========================================================================

                PART II. OTHER INFORMATION (Continued)




Item 6.  Exhibits and Reports on Form 8-K

     (a)       Exhibits and Index of Exhibits

          (11) Weighted Average Number of Common Shares
Outstanding

     (b)  Reports on Form 8-K


          (2) On July 30, 1996 a Form 8K/A was filed to report the approval by the Shareholders on July 18, 1996 to change the name of the Corporation to Saf T Lok Incorporated from RGB Computer & Video, Inc. and amend the Articles of Incorporation and By-Laws. In addition Pro forma financial information was included reflecting the merger with Saf T Lok Corporation on February 13, 1996.


==========================================================================
                                                            End of Page 11
==========================================================================


                           EXHIBIT 11

                     Saf T Lok Incorporated
                         & Subsidiaries

      WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Three-month period ended:               1996            1995

March 31,
  Shares at beginning of period         3,268,032       3,268,032

  Weighted average number of shares
  outstanding                           4,614,444       3,268,032


June 30,
  Shares at beginning of period         4,614,444       3,268,032

  Weighted average number of shares
  outstanding                           5,740,388       3,268,032

Six-month period ended:                 1996            1995
June 30,
  Shares at beginning of period         4,614,444       3,268,032

  Weighted average number of shares
  outstanding                           5,177,516       3,268,032


==========================================================================
                                                            End of Page 12
==========================================================================






                     Saf T Lok Incorporated
                         & Subsidiaries
SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SAF T LOK, INCORPORATED

                                   By //Robert L. Gilbert III.
                                      ______________________
                                      Robert L. Gilbert, III
                                    (Chief Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Date


//Frank W. Brooks
__________________      Chairman of the         August 13, 1996
Frank W. Brooks         Board


//Robert L. Gilbert     Chief Executive Of
__________________      ficer, President and    August 13, 1996
Robert L. Gilbert,      Director
III


//Cynthia T Gilbert     Vice President -
__________________      Finance, Treasurer,     August 13, 1996
Cynthia T. Gilbert      Secretary and Director


//William M. Schmidt
__________________                              August 13, 1996
William M. Schmidt      Director


//Jeffrey Brooks
__________________                              August 13, 1996
Jeffrey Brooks          Director


==========================================================================
                                                            End of Page 13
==========================================================================