Form 10KSB/A
period 1995-12-31
RGB COMPUTER & VIDEO INC
filed 1996-09-10
CIK 902056

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                 FORM 10-KSB/A

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

                  For the Fiscal Year Ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-11968

                          RGB COMPUTER & VIDEO, INC.
                (Name of small business issuer in its charter)

                FLORIDA                           65-0142837
      (State or other jurisdiction             (I.R.S. Employer
   of incorporation or organization)         Identification No.)

                          18245 S.E. Federal Highway
                          Tequesta, Florida    33469
              (Address of principal executive offices) (Zip Code)

        Issuer's telephone number, including area code: (407) 743-5625
                               ________________

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1995 were $354,000.

As of March 29, 1996 there were 5,502,057 shares of the registrant's no par value common stock outstanding. The aggregate market value of the Company's voting stock held by non-affiliates was approximately $19,582,512 based upon the closing bid price of the stock on such date.
                             PART I

ITEM 1.   Description Of Business.

General

RGB Computer & Video, Inc., together with its subsidiaries (the "Company"), is engaged in two lines of business: (i) it assembles, markets and sells personal computer-based video editing systems ("Desktop Video") under the trademark AmiLinkr, and (ii) since February 13, 1996, it designs, develops, manufactures and distributes a patented and proprietary safety lock for guns (the "Safety Lock").

All of the Company's revenues in 1995 were derived from sales of AmiLink. The Company has developed versions of its Desktop Video products that are compatible with Commodore Amiga computer systems and with IBM and IBM-compatible computers utilizing the Microsoft Windows operating system Silicon Graphics.

On May 2, 1994, Commodore Electronics Ltd., owner of the Commodore Amiga computer, claimed insolvency and stopped producing the Amiga computer. This single event had a devastating effect on the marketability of the Company's Amiga-based products. Although the Company has developed PC-based products, the competition has been formidable and sales of these products have been insignificant. As a result, the Company does not have a strong presence in this market and at present sales have been nominal.

In order to produce professional quality videotapes, a video pro-ducer must acquire raw footage, choose video sequences to be used in the final product, and edit these select sequences. The pro-duction of a videotape requires several pieces of equipment including cameras to record raw footage and video devices ("Video Devices") consisting of videotape players, laserdisc players and videotape recorders. Videotape and laserdisc players are used to play back raw footage and other pre-recorded images, and videotape recorders are used to record the final product. Traditional hardware-based editing systems use additional devices ("Peripheral Components") to generate special effects, captions, graphics and sound, which are integrated with videotaped sequences to create a finished videotape. In Desktop Video systems, computer ex-pansion cards and software (collectively "Expansion Cards") can normally replace hardware-based Peripheral Components.

The Company markets proprietary software programs which, when used in conjunction with a specialized computer circuit board ("Machine Control"), allow the video producer to edit and integrate raw footage from Video Devices and special effects generated by Expansion Cards using a personal computer.

On February 13, 1996 the Company acquired Saf T Lok Corporation, a Florida corporation ("STL"), through merger with a newly-formed special purpose subsidiary. STL designs, develops, manufactures and distributes a patented and proprietary safety lock for guns.

Organization, Initial Public Offering and Merger

The Company was incorporated in Florida in July 1989 under the name of RGB Sales and Marketing, Inc. In September 1989, Robert L. Gilbert, III and his wife Cynthia T. Gilbert purchased certain of the assets and assumed certain of the liabilities of RGB Video Creations, Inc. These assets were contributed to the Company as its initial capitalization. In October 1989 the Company commenced operations of its Desktop Video business. At that time, the Company succeeded to the business of its predecessor which had operated a retail store that sold the Amiga computer, had produced a series of tutorial programs used with software written for the Amiga platform and developed the initial version of Ami-Link software. The Company did not continue the other lines of the predecessor's business described above.

The Company completed an initial public offering of its common stock on June 23, 1993. In total, the Company sold 1,340,000 shares of its common stock at an offering price to the public of $7.00 per share. Of the shares sold, 1,160,000 were sold pursuant to the initial offering and an additional 180,000 shares were sold under the same terms and conditions by the exercise in full of the underwriter's option granted solely for the purpose of covering over-allotments. The gross proceeds to the Company from the offering, before deducting expenses of the offering and after underwriting discounts and commissions, was $8,160,600. The net proceeds to the Company from the offering, after deducting expen-ses of the offering and after underwriting discounts and commissions, was $7,349,867.

Pursuant to an Agreement and Plan of Merger (the "Plan") dated January 10, 1996 among the Company, STL and Sphere Enterprises, Inc. ("Sphere"), Sphere, a wholly-owned subsidiary of the Company, merged with and into STL with the STL shareholders receiving the Company's common shares in a reverse triangular merger. Un-der the Plan each STL common share was converted into the right to receive 15.54 common shares of the Company. On February 13, 1996, the effective date of the merger, former STL shareholders owned approximately 40 percent of the Company's outstanding common shares. In addition, the Plan provided for Frank W. Brooks, the chief executive officer and majority shareholder of STL, to become Chairman of the Board of Directors of the Company.

The Company's principal executive offices are located at 18245 S.E. Federal Hwy., Tequesta, Florida 33469. Its telephone number is (407) 743-5625.


THE DESKTOP VIDEO BUSINESS

The Video Editing Industry

Editing is the most critical part of the post-production process. Minor differences in the way edits are made can result in substantial differences in the flow, pace and meaning of the finished video. Editing includes not only the selection and sequen-cing of scenes from video segments that have been recorded, but also the design and integration of special effects, graphics, ti-tles and sound tracks. A typical one-hour production may include an edit every three to five seconds.

Once an event is recorded on video, the raw source material goes through an editing process in which the video is reviewed and catalogued and sequences are selected and enhanced by special effects, graphics, captions and audio to produce the desired outcome. In a traditional hardware-based editing system these enhancements are created using the following Peripheral Components:

- -  Character Generator: which creates on-screen text and other symbols;

- -  3D Animator: which creates on-screen logos and graphics;

- - Video Switcher: which produces various effects, such as fades, digital video effects, cuts, wipes, etc.; and

- -  Electronic Paint Box: which provides coloring and drawing ability.

Generally, in lieu of hardware-based Peripheral Components, Desk-top Video editing systems use Expansion Cards to create these special effects, graphics, captions and audio.

In order to synchronize the frame accuracy when integrating raw source material from multiple video sources, a time-based correction device is also required. An editing system allows a producer to orchestrate and control raw source material from the Video Devices and the integration of the special effects generated ei-ther by Expansion Cards or Peripheral Components.

Traditional Video Post-Production

Prior to the development of Desktop Video in the late 1980's, videos were produced using traditional editing systems which re-quire complex editing machines in addition to Video Devices and Peripheral Components. These traditional video post-production facilities utilize equipment consisting of multiple cameras, Vid-eo Devices, monitors and large complex editing control consoles requiring manual operation. In the traditional editing system, the Character Generator, Animator, Special Effects Generator and Electronic Paint Box are separate devices requiring their own monitors and keyboards. Because of the high cost of these sys-tems (average retail price of approximately $635,000), video ed-iting was confined to large television stations, networks and post-production houses which charged anywhere from $25,000 to ov-er $100,000 to produce a broadcast-quality 20 minute video.

Desktop Video Post-Production

Video editing has been revolutionized by the creation of Desktop Video. Like traditional video post-production facilities, a Desktop Video editing system also uses equipment consisting of cameras and monitors; however, through the use of a personal com-puter, proprietary software and computer Expansion Cards which replace the editing console and the hardware-based Peripheral Components, Desktop Video greatly reduces the cost and complexity of video editing. As a result, the price of the Company's Desk-top Video editing system (comprised of Video Devices, a personal computer, Expansion Cards, proprietary software and the Machine Control) ranges from approximately $2500 to $15,000, depending primarily on the grade and number of Video Devices.

Both a traditional hardware-based editing system and a Desktop Video system using the Company's proprietary products permit the user to perform similar tasks such as frame accurate Video Device control, switching and special effects control, graphic and title insertion and separate audio and video controls. The market for Desktop Video has grown as customers have been educated as to the cost effectiveness of owning such systems and producing videos in-house.

Current Products

AmiLink

The core of the AmiLink editing system is a proprietary software program which contains the commands to combine and control Video Devices and Expansion Cards of different grades and manufactur-ers. Through AmiLink's graphical interface, a user can instruct AmiLink to send commands to these various devices to execute com-plex editing tasks. The Company sells AmiLink software, which is contained on a diskette, together with the Machine Control which links AmiLink to, and permits it to control, various Video Devic-es (such as those sold under the brand names of Sony, Panasonic and JVC) and permit the combination of different grades of these Video Devices. This allows AmiLink users to upgrade or change their video system without being locked into using any particular brand or grade of equipment.

Initially, AmiLink was designed for the Amiga computer (manufactured by Commodore International Limited ("Commodore")) because of the Amiga's multi-tasking and enhanced video and graphics cap-abilities which makes it particularly suitable for use in the video production process. During the third quarter of 1993, the Company released an AmiLink version operating on the Microsoft Windows operating system designed for use on IBM and IBM-compati-ble computer systems. Both the Amiga and Windows based versions of the AmiLink system operate in either the PAL, NTSC or SECAM standards environments, enabling the Company's products to oper-ate throughout most of the world.

Promotional Efforts

The Company markets its Desktop Video products through attendance at trade shows, advertisements in trade journals, direct mail campaigns, telemarketing campaigns, and participation in vertical market seminars and conferences. In addition, the Company pro-motes sales of its products by assisting its dealer and distribu-tor network.

Backlog

The Company is able promptly to ship orders received from custo-mers and, accordingly, its backlog has never been material to its operations.

Assembly of Components

The Company's assembly operation consists of the duplication of its software, the testing of assemblies and components purchased from third parties, the integration of the Machine Control and the final testing and quality control of its products. Certain components used to assemble the Machine Control are obtained from single source manufacturers such as Texas Instruments Corporation, National Semi-Conductor Corporation and Amtel, which are purchased from independent distributors subject to purchase or-ders and not pursuant to any long-term supply agreement. In or-der to protect itself in the event that any of these suppliers ceased manufacturing such components, the Company has routinely acquired a multi-year supply for future needs. If in the future any of these components were no longer available, the business of the Company could be materially adversely affected. However, while the Company currently relies upon the Machine Controls it now assembles, there are alternative devices comprised of standard components available from distributors without the necessity of entering into any license agreements.

The Machine Controls are licensed from Videomedia, an unaffiliated third party, pursuant to two separate license agreements. One agreement is for the type of Machine Control used in the Ami-Link/PRO version and the other agreement is for the type of Machine Control used in the AmiLink/CIP version. The license ag-reements are not exclusive, are for indefinite terms and permit the Company to use the licensed technology only in connection with the assembly, marketing and sale of the Machine Controls to end users of the Company's systems. The license agreements per-mit the licensor to terminate them only if the Company breaches such agreements by failing to pay royalties, failing to maintain proprietary information in confidence or other material default. However, in order to terminate these agreements, Videomedia must first give the Company 60 days notice to cure the default or, if not curable within 60 days, the opportunity to make reasonable steps to effect a cure or prevent recurrence of the default. No assurance can be given that if the license agreements for the Machine Controls were terminated, the business of the Company would not be materially adversely affected.

With each purchase, the Company pre-configures the Machine Control to meet the customer's specific requirements based on the number and type of Video Devices. In the event that a user of the AmiLink/CIP version decides to change a Video Device, the Machine Control is sent back to the Company and reconfigured to meet the new needs of the customer. When adding a Video Device to the AmiLink/CIP version or when changing or adding a Video De-vice with the AmiLink/PRO version, the user need only install additional software which is supplied by the Company. This ser-vice, for which the Company charges a fee of approximately $150 and takes one or two days, provides users the flexibility that professionals enjoy.

Proprietary Rights and Patents

The Company's Desktop Video products are not subject to any pat-ent protection. Instead, the Company attempts to protect its proprietary software by maintaining the software code in the strictest confidence. The Company requires all employees and technical consultants to sign non-disclosure agreements in order to maintain such confidentiality. The Company also relies on common law and federal and state copyright and trade secret laws to protect against unauthorized use of the software code by third parties. The Company's proprietary software products are owned by the Company, which it sells subject to license agreements. These license agreements do not transfer ownership but provide customers only with the right to use the software. The Machine Controls used by the Company are licensed from Videomedia, an un-affiliated third party.

Product Returns and Warranty Policies

Other than for claims relating to defective products, the Company does not permit its dealers and distributors the right to return products for refund. Under the terms of most of its dealer ag-reements, the Company will allow dealers to return and replace products in order to meet specific customer requirements. Any resulting price variance is paid by the dealer, or credited ag-ainst future product orders. Under infrequent circumstances sub-ject to management's discretion and further subject to a 10% re-stocking fee, the Company will accept product returns. To date, less than one percent of sales has been returned. The Company offers a one year warranty for its software and a one year warranty on the Machine Control. To date, the Company has experi-enced a failure rate of approximately 5% with its software diskettes and a repair rate of less than 1% for the Machine Control. The Company responds to warranty claims by delivering new diskettes and by making necessary repairs to or replacing the Mach-ine Control.

Research and Development

The Company incurred no research and development costs during 1995 or 1994. All current versions of the Company's proprietary software products have been developed internally by the Company.

THE SAFETY LOCK BUSINESS

General

STL was organized to design, develop, manufacture and market a patented and proprietary combination lock for firearms. The initial product, the Saf T LokTM, is designed to prevent unauthorized use of firearms, including unintentional discharge by children and assailants. The Saf T LokTM is easily installed, removed and operated by consumers.

As a development stage entity, STL has been engaged in product and market research and development since its incorporation in 1989. STL dedicated six years to confirming the initial Saf T LokTM concept and then developing and refining a prototype pro-duct that it could use to demonstrate the appearance and functionality of the new product to investors, consumers and retail-ers.

Product development has incorporated handgun dealer and customer comments and suggestions concerning product design, appearance, operation and use. Intensive assessment of component composi-tion, manufacturing costs and projected retail pricing has confirmed the economic feasibility of the concept. STL is currently developing packaging formats, inclusive of necessary instructions and cautionary information. STL will continue research and development on a basis the Company believes is prudent and consistent with its financial and other resources.

The Initial Product

The Saf T LokTM is a mechanical combination lock that attaches to a gun. When unlocked, it does not hamper or interfere with the use of the gun. When the Saf T LokTM is engaged it locks the "safety" in the "no fire" position, blocking the normal operation of the gun and preventing the gun from being fired. (Guns with-out safeties are locked using the basic Saf T LokTM to block op-eration of other internal gun components.) There are no keys, batteries or other gadgets to lose or fail. The lock's body is positioned under and concealed by the gun grip. The lock's combination mechanism is located at the top of the grip, where it is easily accessible.

Planned production of approximately 25 variations of mounting plates and grips will allow the Saf T LokTM to fit approximately 2,000,000 or 80% of the handguns produced yearly in the U.S. and 350,000 or 30% of handguns imported yearly into the U.S. These variations will also fit a significant portion of the over 70 million handguns estimated to be in existence in the U.S. retrofit market.

Installation of the Saf T LokTM requires no modification to a gun. It is mounted on a plate placed under the gun's grip. The lock is installed simply by removal of the grip, insertion of the mounting plate and replacement of the manufacturer's grip with custom rubber grips. The process typically requires removal and replacement of two screws; mounting the lock takes about three minutes. When locked, the Saf T LokTM engages an interlock on the mounting plate and cannot be removed without special tools or damage to the gun, even if the grips are removed.

To lock the gun, the operator need only move the safety slide backwards with one finger while moving the reset slide forward with another finger. The need for this simultaneous action eliminates the possibility of accidental locking.

To unlock the gun, the operator depresses three individually pro-grammed buttons in any order with the thumb of the hand holding the gun, without the need to look at the gun or the lock. The lock can be released in under five seconds while holding the gun in firing position. The combination can be entered short of one keystroke, permitting accelerated unlocking, for example, when a police officer is concerned that his gun may be taken from him and yet wants it readily usable. The incidence of police officers being shot with their own weapons could be significantly decreased as a result of installation and utilization of the Saf T LokTM.

Although each lock will come with a pre-set combination, the com-bination is changeable; the Company plans to market combination changing kits separate from the lock and mounting hardware.

Technical Specifications

The Saf T LokTM is designed to ensure reliable operation and long lock life under firing conditions. Gaps in the casing are designed to prevent sand and dirt infiltration. The lock mechan-ism's nickel-plated zinc alloy composition makes it impervious to rust. The design and layout of the mechanical parts shunt forces from firing recoil and mishandling to the lock casing, diminishing the potential for small parts breakage. STL owns six U.S. patents as assignee of Frank Brooks, the inventor. Two U.S. pat-ents are pending, as are 32 foreign patent applications. Patent coverage is fundamental and separate for revolvers, long-arms and semi-automatic pistols. Patent counsel has opined that the orig-inal patent extends coverage to any external gun lock using an external safety. Other patents extend coverage to externally mounted locks which act on a gun's internal firing mechanism to block operation. Other patent claims cover incorporation of a lock into a gun's grip assembly and the use of an adapter plate to mount a lock. These claims cover application of the Saf T LokTM to both pistols and revolvers.

The Market

Many reported injuries and deaths from the accidental discharge of firearms involve guns purchased for protection and stored loaded at home. Half of all U.S. households have at least one gun. Two-thirds of teen suicides involve shootings. Further-more, police officers and military personnel as well as individu-al gun owners are at risk of being shot by their own weapons in the hands of assailants.

The Saf T LokTM market includes both new and previously manufactured guns (the "retrofit market"). One time sales could exceed $4 billion if all these guns are equipped with the Saf T LokTM. These figures exclude longarms and foreign sales, both potentially significant markets. STL's initial market is the gun owner who bought or is planning to buy a gun for home defense/self-protection, i.e. about 70 percent of all owners/purchasers.

Americans own over 200 million guns. Approximately 3,500,000 guns were sold in 1994.

Manufacturing

STL's manufacturing process is designed to produce low-cost reliable products. Die manufacturers cast the lock components. A grip manufacturer injection-molds gun grips to house the lock components. An assembly shop assembles the grips and locks. After quality assurance testing, packaging and handling, the Saf T LokTM is ready for distribution.

The lock housing is cast with channels to hold the individual components. Assembly requires the lock parts to be inserted in the housing in a particular order. If incorrectly assembled, the lock will not lock. Assembly is estimated to take five minutes and testing about 30 seconds. By using contract labor, STL bene-fits from the efficiency of volume production without the need to maintain a large staff or incur the costs and inefficiencies as-sociated with a large facility.

Parts will be die cast in zinc alloy, then nickel plated for ad-ditional strength and lubricity. STL believes that an ample sup-ply of the raw materials used in the manufacture of the Saf T LokTM is available from numerous sources at reasonable prices.

STL plans to utilize a centralized distribution system for the Saf T LokTM to assure quality.

STL is committed to a high level of customer service, both to its retailers and consumer purchasers. STL may institute a toll-free assistance line to receive comments from its customers. These comments and other issues will be used in determining prospective improvements to existing products and development of new product concepts.

Marketing

STL intends initially to market the Saf T LokTM to the 2500 re-tailers that are each grossing over $200,000 annually from among the 12,000 U.S. firearms dealers and 25,000 U.S. sporting goods and other stores that sell guns. The Saf T LokTM will be sold wholesale to dealers at a price amenable to the standard mark-up for gun accessories. Locks will be packaged separately from grips, mounting plates and safety slides. Dealer orders will be solicited through mailings and store visits.

STL may implement direct mail and television marketing activi-ties. The marketing effort will encompass advertising, public relations and product promotions, each of which management be-lieves is important to the long-term success of sales of the Saf T LokTM. While the costs of these activities will be substantial during the introductory phase, such costs are expected to decline as a percentage of sales as the product gains acceptance and distribution channels are established. STL anticipates using a num-ber of means for advertising and promotion, including newspapers, magazines, radio, television and in-store displays.

STL will also encourage legislators to sponsor legislation manda-ting gun safety measures. Several states have such legislation in place already. Florida, STL's home state, requires gun owners to store firearms in a locked mode out of the reach of children.

Competition

The Saf T LokTM competes with other products which attempt to achieve similar objectives, such as lock boxes, trigger locks, cable locks and ring locks. Lock boxes are clumsy and therefore of little practical use to gun owners, the police or armed forces. If they open via a push-button mode they are difficult to operate in the dark. If they open via a key, the key must be hidden for security, thereby complicating access to the gun. Trigger locks are difficult to operate in the dark and require separate key storage for reliable security. Cable locks are slow to operate and difficult to use in the dark. Ring locks (a magnetic lock) are very expensive (approximately $1000), require modification of a gun, require the owner to wear a special ring and give no positive indication of unlocking.

While STL will aggressively protect the Saf T LokTM from in-fringement, it is possible for others to copy the patented features of the Saf T LokTM or the function it serves. If the Saf T LokTM is successful, STL expects that competitors will attempt to develop comparable products, possibly reducing STL's sales or profit margins or both. STL's business strategy emphasizes increasing consumer awareness of the Saf T LokTM, as well as enhan-cing brand name recognition. Competitors such as Master Lock Inc., maker of a trigger lock, are larger, better capitalized companies with existing distribution channels.

The Saf T LokTM will also be competing at the retail store level for shelf space, advertising space and promotional displays.

Governmental Regulation

STL knows of no governmental regulation of gun safety devices.

STL believes that the demand for the Saf T LokTM will increase as media attention continues to focus on firearm-related accidents. This media attention has kept firearm safety at the forefront of public awareness. To the extent firearm safety legislation res-ults from such publicity, demand for the Saf T LokTM will in all likelihood increase.

Employees

Including its executive officers, STL had 8 full-time employees, five of which are related, as of December 31, 1995. None of STL's employees are covered by a collective bargaining agreement. Management believes that STL's relationship with its employees is good.

ITEM 2.   Description Of Property.

The Company moved its executive office and assembly facility to 18245 S.E. Federal Hwy., Tequesta, Florida 33469 in February, 1996 where it leases approximately 3200 square feet at an annual rental of $48,000. The lease term is through February 1999. The Company believes its existing facilities are adequate to meet its current requirements and it does not anticipate relocating to different facilities during the remaining lease term.

ITEM 3.   Legal Proceedings.

In October, 1993 the Company filed suit in federal court against Pride Integrated Services, Inc. ("Pride") and Rodion Molina ("Mo-lina"), a joint venture partner of Pride, alleging that Molina, a former employee of the Company, misappropriated the Company's AmiLink source code for use in Pride's computer-based video editing system known as PIV-2001. The filing initiated a seizure of the PIV-2001 source code by United States Marshals from the offices of Pride and the home of Molina. The Company alleged copy-right infringement and misappropriation of trade secrets, and sought preliminary and permanent injunctive relief, actual damages, punitive damages and other relief.

On March 11, 1994 the United States District Court, Southern District of Florida, issued a preliminary injunction against Pride and Molina. During testimony by experts retained by the Company, Pride and Molina (collectively, the "defendants") halted proceedings by consenting to the preliminary injunction which enjoins them from the manufacture, promotion, distribution or sale of their PIV-2001 video editing system and from all future infringement of the Company's copyrighted AmiLink computer program.

The defendants have also been enjoined from utilizing the Compa-ny's AmiLink source code in the creation, distribution, promotion and sale of any other software. Finally, the defendants have been enjoined from gaining any commercial advantage derived from trade secret misappropriation of AmiLink's source code or software.

On March 29, 1995 a federal judge filed an Order Granting Motion for Contempt of Court wherein he found Pride, Ann Hilf and Jose Serrano to be in civil contempt of court. In September 1995 the parties settled pursuant to a signed settlement agreement recorded with the District Court wherein, among other things, the suit was dismissed. The terms of the settlement agreement are such that Pride will pay the Company the sum of $310,000 over a 10 year period. Payments began on October 1, 1995.

On April 3, 1996 the Company settled a lawsuit filed in October 1995 against the Company and two of its directors and largest individual shareholders, Robert and Cynthia Gilbert, by Barington Capital, L.P. ("Barington") by and through its general partner, LNA Capital Corp. Barington was the Company's underwriter in its initial public offering. Although not clear from the manner in which the original Complaint was pled, Barington apparently claimed mismanagement by the Gilberts as directors of the Compa-ny, for which Barington requested money damages. In the same lawsuit Barington claimed injunctive relief on the basis that the harm allegedly done to the Company was not compensable by money damages. The settlement included relinquishment on Barington's part of its right to appoint a director to the Company's Board of Directors.

The Company is not a party in any other ongoing or pending legal proceedings, nor are any of the Company's properties the subject of litigation, and the Company is not aware of any pending or contemplated proceeding against it by governmental authorities concerning environmental matters. The Company knows of no legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

During the fourth quarter of 1995, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


PART II

ITEM 5.   Market For Common Equity And Related Shareholder Matters.

The Company's shares of common stock are listed and traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol EDIT. The continuation of quotation on NASDAQ is subject to certain conditions. The fail-ure to meet these conditions may prevent the Company's common stock from continuing to be quoted on NASDAQ and may have an ad-verse effect on the market for the Company's common stock. No assurance can be given that a trading market will be maintained for the Company's common stock.

As of March 29, 1996, there were approximately 111 holders of record of the Company's shares of common stock. The high and low bid prices for the Company's common shares for each quarter of 1995 and 1994 (and the first quarter of 1996) were as follows.

Closing Bids

1996                                HIGH            LOW

First Quarter                      $9.75          $ .50

1995

First Quarter                      $ .75          $ .50

Second Quarter                     $ .50          $ .50

Third Quarter                      $ .72          $ .63

Fourth Quarter                     $ .63          $ .50

      Closing Bids (cont'd)

1994                                HIGH            LOW

First Quarter                      $4.00          $2.50

Second Quarter                     $3.25          $1.75

Third Quarter                     $1.875         $ .875

Fourth Quarter                     $1.00         $ .375

Such prices reflect inter-dealer prices and do not reflect retail mark-ups, mark-downs or commissions.

Although there are no restrictions on the Company's ability to pay dividends to date, the Company has not declared any cash div-idends on any class of security nor does it anticipate doing so in the foreseeable future.

ITEM 6.   Management's Discussion And Analysis

The Company was organized in 1989 and, prior to the merger with STL, was principally engaged in the development, sale, marketing and assembling of computer-based video editing systems. Since its inception, management has focused on the expansion of the Company's business through the continued development and refinement of its products and the expansion of its dealer base. The Company's products are used by customers to produce videotapes for various purposes including marketing, education, training and entertainment.

Because of the Company's small size and lack of long-term operating history, period to period comparisons of the Company's finan-cial results are not necessarily meaningful and future results of operations may fluctuate significantly. The Company markets its video editing systems operating on the Microsoft Windows and Sil-icon Graphics operating systems and the Commodore Amiga series of personal computers. To date, traditional sales of the Company's AmiLink products have been those compatible with the Commodore Amiga. As a result of the merger with STL, the Company intends to focus its operations on the Safety Lock business and scale back the Desktop Video business.

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

Results of Operations

The following table sets forth for the periods indicated statement of operations data expressed as a percentage of net sales:

Year Ended December 31

                                                     1995                1994

Net sales..............................           100.00%              100.0%
Cost of sales..........................             46.51               44.25
Gross profit...........................             53.49               55.75
Operating expenses.....................            353.77              172.92
Income(loss) from operations...........          (300.28)            (117.17)
Other income (expenses)................           (30.26)              (3.86)
Income(loss) before provision
(benefit) for income taxes.............          (330.54)            (121.03)
Provision (benefit) for income taxes...                 0                   0
Net income (loss)......................          (330.54)            (121.03)


Year Ended December 31, 1995 Compared to Year Ended December 31, 1994.

The Company's net sales for 1995 decreased by $1,526,814, or 81%, to $353,918 compared to $1,880,732 for 1994. This decrease pri-marily resulted from Commodore Electronics Ltd., owner of the Commodore Amiga computer, who on May 2, 1994 Commodore claimed insolvency and requested the Supreme Court in the Commonwealth of the Bahamas to supervise the "winding up" of that company. Commodore's insolvency claim had a dramatically negative impact on the marketability and sales of the Company's Amiga based pro-ducts. Additionally, the Company did not realize significant sales in non-Amiga based products during the year.

Gross profit decreased $848,664, or 81%, to $199,930 in 1995 from $1,048,594 in 1994. As a percentage of net sales, gross profit remained constant at 56% in 1995 and 1994.

Operating expenses decreased 61%, to $1,252,043 in 1995 from $3,252,217 in 1994. Operating expenses, as a percentage of net sales, increased to 354% for 1995 from 173% in 1994. This is mainly attributable to the greatly decreased sales in 1995.

Selling expenses decreased 84%, or $962,248, to $187,080 in 1995 from $1,149,328 in 1994. In general, selling expenses decreased because net sales decreased. The Company's sales force was systematically downsized during the year as the Commodore-based products lost market stability during the year.

General and administrative expenses decreased 54%, or $1,043,725, to $890,642 in 1995 from $1,934,367 in 1994. This decrease was primarily attributable to a sales decrease and the systematic downsizing during the year.

The decrease in research and development was primarily attributable to finalizing the Company's development efforts on the Microsoft Windows, CIP and PAL versions of its AmiLink products in the previous year.

The net of non-operating income and expense for 1995 totaled $208,127 compared to the net of non-operating income and expense of $72,539 for 1994. Included in the net expense for 1995 was a write-off of inventory in the amount of $200,593. As a result, the net loss for 1995 was $1,260,240 compared with a net loss of $2,276,162 in 1994.


Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

The Company's net sales for 1994 decreased by $1,780,738, or 49%, to $1,880,732 compared to $3,661,470 for 1993. This decrease was primarily the result of the instability of Commodore Electronics Ltd., owner of the Commodore Amiga computer, during the period. On May 2, 1994 Commodore claimed insolvency and requested the Supreme Court in the Commonwealth of the Bahamas to supervise the "winding up" of that company. Commodore's insolvency claim had a dramatically negative impact on the marketability and sales of the Company's Amiga based products. Additionally, the Company did not realize significant sales in non-Amiga based products during the year.

Gross profit decreased $1,056,190, or 50%, to $1,048,594 in 1994 from $2,104,784 in 1993. As a percentage of net sales, gross profit decreased to 56% in 1994 from 57% in 1993. The 1% de-crease in gross profit margin attained in 1994 is primarily attributable to an increase in the Company's dealer discounts for inventory purchase volumes. Also, the Company's unit cost per product increased because the Company could not maintain high en-ough unit purchasing volume to qualify for the higher discounts that Videomedia awarded the Company in 1993.

Operating expenses increased 3%, to $3,252,217, in 1994 from $3,154,768 in 1993. Operating expenses, as a percentage of net sales, increased to 173% for 1994 from 86% in 1993.

Selling expenses decreased 18%, or $246,900, to $1,149,328 in 1994 from $1,396,228 in 1993. In general, selling expenses de-creased because net sales decreased. The Company's sales force was systematically downsized during the year as the Commodore-based products lost market stability during the year.

General and administrative expenses increased 30%, or $447,076, to $1,934,367 in 1994 from $1,487,291 in 1993. This increase was primarily attributable to a significant increase in the Company's legal and accounting fees associated with its increased activity in mergers and acquisitions research as well as ongoing litigation against Pride and the Company's former Sales Manager.

The decrease in research and development was primarily attributa-ble to finalizing the Company's development efforts on the Micro-soft Windows, CIP and PAL versions of its AmiLink products. The increase in depreciation expense is a result of the Company's increase in capital asset acquisitions primarily for computer systems and video production and testing equipment during the peri-od.

The net non-operating expense for 1994 totaled $72,539 compared to net non-operating expense of $276,266 for 1993. Included in the net expense for 1994 was a non-recurring adjustment totaling $166,701 to reflect the write-off of fixed assets. As a result, the net loss for 1994 was $2,276,162 compared with a net loss of $1,220,564 in 1993.


Liquidity and Capital Resources

The Company's liquidity resulted from its public offering pro-ceeds. In June 1993 the Company completed an initial public of-fering of its common stock. The net proceeds from the offering to the Company, after deducting expenses of the offering, and af-ter underwriting discounts and commissions, was $7,349,867. The Company currently maintains no lines of credit.

The Company believes that the remaining proceeds from its public offering, together with cash generated from operations, will be sufficient to meet its requirements for at least the next 12 months. The Company has no commitments for any future financing and there can be no assurances that any such financing will be available on terms acceptable to the Company or at all.

While the Company has developed Amilink for the SGI platform, management does not believe that sales of Amilink for computers using this platform or the PC platform will be significant over the next several years. Because the sales outlook for the Amiga and PC markets appears to be so dismal, the Company actively sought to acquire another line of business which, together with the Company's cash resources, would offer better prospects to maximize shareholder value. As a result of the merger with STL, the Company intends to focus on the Safety Lock line of business and scale down operations of the Desktop Video business.

Current assets consist almost entirely of cash, cash equivalents, accounts receivable and inventories. The Company had no signif-icant past due receivables at December 31, 1995 which would significantly affect the financial statements.

Net cash used in operating activities was $397,039 for the year ended December 31, 1995 compared with $2,122,923 for the year en-ded December 31, 1994. During 1995, the principal uses of cash in operating activities were the net loss for the period as adjusted for depreciation, amortization, and a loss on disposal of fixed assets, as well as bad debt expense. The principal sources of cash from operating activities were decreases in accounts re-ceivable and inventories. During 1994, the principal uses of cash in operating activities were adjustments for depreciation and amortization, and a loss on disposal of fixed assets as well as increases in notes receivable and inventories and a decrease in accounts payable. During 1995, net cash used in investing activities was $490,189 of which $547,276 was invested in property and equipment and securities and $278,363 was received from pro-ceeds of the sale of fixed assets and a home repurchased from a former president in May 1994 as part of his severance package, with an increase of $221,076 in loans receivable. For the year ended December 31, 1994, net cash used in investing activities was $461,542 of which $329,417 was invested in property and equipment. During 1995, net cash used in financing activities was $55,142 of which $51,689 was used to reduce long term debt and $3453 was used to repurchase common stock. Net cash used in financing activities was $40,502 for the year ended December 31, 1994 of which $36,002 was used to reduce long term debt and $4500 for the repurchase of common stock.














[THIS SPACE INTENTIONALLY LEFT BLANK]





                           RGB COMPUTER & VIDEO, INC
                                AND SUBSIDIARY


                          EXAMINATION OF CONSOLIDATED
                             FINANCIAL STATEMENTS

                         AT DECEMBER 31, 1995 AND 1994

                               TABLE OF CONTENTS




Page

Independent Auditor's Report                                           21

Consolidated Financial Statements:

     Consolidated Balance Sheets                                    22-23

     Consolidated Statements of Operations                             24

     Consolidated Statements of Changes in Shareholders' Equity        25

     Consolidated Statements of Cash Flows                          26-27

     Notes to Consolidated Financial Statements                     28-40



                                     -20-


Independent Auditor's Report


To the Board of Directors
   and Shareholders
RGB Computer & Video, Inc. and Subsidiary
Tequesta, Florida   33469


We have audited the accompanying consolidated balance sheets of RGB Computer & Video, Inc. and Subsidiary, as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RGB Computer & Video, Inc. and Subsidiary, as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




March 20, 1996


                                     -21-

                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                         AT DECEMBER 31, 1995 AND 1994


ASSETS                                               1995               1994

CURRENT ASSETS:
Cash                                            $ 119,638          $ 122,498
Marketable Securities (Note 1, 2)               1,861,579          2,801,089
Securities, available for sale (Note 3)           518,362                 --
Accounts receivable, net of allowance
for doubtful accounts of $ 0
and $53,471 for 1995 and 1994,
respectively                                        7,331            142,175
Inventories (Note 1, 4)                           282,471            505,169
Loans receivable - employees                        8,516              8,316

TOTAL CURRENT ASSETS                            2,797,897          3,579,247


Property and equipment, net of
accumulated depreciation (Note 5)                 408,827            843,702

Software development costs, net of
accumulated amortization (Note 6)                      --             73,323

License agreement, net of accumulated
amortization (Note 7)                                  --             19,791

Loans receivable (Note 8)                         213,976            185,000

Loans receivable - officers (Note 15)              18,100             61,000

Other Assets                                        2,070              4,508





TOTAL ASSETS                                   $3,440,870         $4,766,571






See Independent Auditor's Report and Accompanying Notes
                                     -22-







LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:                                 1995               1994

Accounts payable and accrued expenses           $ 153,810          $ 164,129
(Note 9)
Current maturities of long-term debt                   --              4,860
Current maturities of capital lease
obligations (Note 10)                              14,515             35,275

TOTAL CURRENT LIABILITIES                         168,325            204,264


Long-term debt, net of current maturities              --             10,211
Capital lease obligation, net of current
maturities (Note 10)                                   --             15,858

TOTAL LIABILITIES                                 168,325            230,333


SHAREHOLDERS' EQUITY:

Common stock, no par value, authorized
10,000,000 shares; 3,263,100 and
3,268,032 shares issued and outstanding,
December 31, 1995 and 1994 respectively,
of which 6,432 shares in 1995 and 1,500
shares in 1994 were held in treasury
(Note 12)                                       8,089,270          8,092,723

Accumulated deficit                           (4,816,725)        (3,556,485)

TOTAL SHAREHOLDERS' EQUITY                      3,272,545          4,536,238


TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY                                         $3,440,870         $4,766,571







See Independent Auditor's Report and Accompanying Notes.
                                     -23-

                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                     1995               1994

Sales (Note 1)                                  $ 353,918         $1,880,732
Cost of sales                                     153,988            832,138
                                                  199,930          1,048,594

Operating expenses:
Selling                                           187,080          1,149,328
General and administrative                        890,642          1,934,367
Research and development                           23,840             17,664
Depreciation                                      150,481            150,858
Total operating expenses                        1,252,043          3,252,217

Loss from operations before other
income (expense)                                1,052,113          2,203,623

Other income (Note 13)                          (396,893)          (141,631)

Other expense (Note 14)                           605,020            214,170

Loss before provision (benefit)
for income taxes                                1,260,240          2,276,162

Benefit for income taxes (Note 11)                     --                 --

Net Loss                                       $1,260,240        $ 2,276,162

Net loss per common share
and common share equivalent (Note 1)                 $ 36               $ 66


Weighted average common shares and
common share equivalents
outstanding (Note 1)                            3,508,799          3,474,307










See Independent Auditor's Report and Accompanying Notes.
                                     -24-


                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994


                                   Common Stock       Accumulated
                                Shares      Amount        Deficit       TOTAL


Balance at December 31,1993  3,269,532  $8,097,223   $(1,280,323)  $6,816,900

Purchase of treasury stock     (1,500)     (4,500)        (4,500)         ---

Net loss                           ---         ---    (2,276,162) (2,276,162)

Balance at December 31, 1994 3,268,032   8,092,723    (3,556,485)   4,536,238

Purchase of treasury stock     (4,932)     (3,453)        (3,453)         ---

Net loss                           ---         ---    (1,260,240) (1,158,926)

Balance at December 31,1995  3,263,100  $8,089,270   $(4,816,725)  $3,373,859




















See Independent Auditor's Report and Accompanying Notes.
                                     -25-
                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                     1995               1994

Cash flows from operating activities:
Net Loss                                     $(1,260,240)       $(2,276,162)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation                                      150,481            143,412
Amortization of research and development
costs                                              23,840             17,664
Bad debt expense                                  235,000                 --
Loss on sale and disposal of fixed assets          35,142            166,701
Gain on sale of home                             (25,863)                 --
Impairment loss on fixed assets                    25,666                 --
Impairment loss on research and development
costs                                              49,483                 --
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable                               134,844             95,963
Inventories                                       222,698           (40,828)
Prepaid and other current assets                   22,229             23,882
(Decrease) in:
Accounts payable and accrued expenses            (10,319)          (253,555)

NET CASH (USED IN) OPERATING
ACTIVITIES                                      (397,039)        (2,122,923)

Cash flows from investing activities:
Purchase of property and equipment               (28,914)          (329,417)
Purchase of securities                          (518,362)                 --
Proceeds from sale of fixed assets                 52,890                 --
Proceeds from sale of home                        225,473                 --
Increase in loans receivable                    (213,976)          (155,000)
Increase in loans receivable - officers           (7,100)                 --
(Increase) decrease in other assets                 (200)             52,875

NET CASH (USED IN) INVESTING
ACTIVITIES                                      (490,189)          (461,542)






See Independent Auditor's Report and Accompanying Notes.
                                     -26-


                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                     1995               1994

Cash flows from financing activities:
Principal payments on borrowings, including
capital lease obligations                      $ (51,689)         $ (36,002)
Repurchase of common stock                        (3,453)            (4,500)

NET CASH (USED IN) FINANCING
ACTIVITIES                                       (55,142)           (40,502)



NET DECREASE IN CASH
(942,370)                                     (2,624,967)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR 2,923,587          5,548,554

CASH AND CASH EQUIVALENTS, AT END OF YEAR     $ 1,981,217        $ 2,923,587


SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

Cash payments for:

Interest                                         $ 22,911           $ 17,093


















See Independent Auditor's Report and Accompanying Notes.
                                     -27-


                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report


1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of business and background information:
RGB Computer & Video, Inc. (the "Company") was incorporated in Florida in July 1989 under the name RGB Sales and Marketing, Inc. In 1993, the Company completed an initial public offering of common stock. The Company's shares of common stock are listed and traded on the National Association of Securities Dealers Automated Quotation System under the following symbol: EDIT;. As of May, 1995 all operating assets and liabilities were transferred to a new wholly owned subsidiary, RGB Video, Inc. with cash of approximately $2.5 million remaining in the parent Company. The Company was principally engaged in the development, sale, marketing and assembling of computer based editing systems until the merger with Saf T Lok Corporation in January, 1996 as described in Note 18.

A summary of the Company's significant accounting policies follows:

Method of Accounting:
Assets, liabilities, revenues and expenses are recognized on the accrual method of accounting for both financial statement presentation and federal income tax purposes.

Basis of Consolidation:
The consolidated financial statements include the accounts of RGB Computer & Video, Inc. and its 100% wholly owned subsidiary, RGB Video, Inc. All material intercompany transactions and accounts have been eliminated in consolidation.

Revenue recognition:
The Company recognizes revenue when products are shipped. The portion of the sales price representing product maintenance and technical support is recognized over the maintenance and support period which is generally one year or less.

Marketable Securities:
Marketable securities consists of highly liquid debt instruments with a maturity of three months or less. For purposes of the statement of cash flows, the Company considers these securities to be cash equivalents.

Securities, available for sale:

Securities consists of long term corporate bonds which management has classified as available for sale in accordance with FASB Statement No. 115. These securities are stated at market value which approximates cost.

                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report


1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

Inventories:
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.


Property and Equipment:
Property and equipment is recorded at cost. Depreciation, including amortization of leased property under capital leases, is provided using the straightline method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated lives of the assets or the term of the lease. Estimated lives are as follows:
                                                         Years

Furniture and fixtures                                  7 - 10
Automobile                                                   5
Equipment                                               3 - 10
Leasehold improvements                                   1 - 2
Software                                                 3 - 5

Income taxes:
Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share:
Earnings per share are computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

Concentration of credit risk:
As of December 31, 1995 and 1994, the Company maintained cash balances in excess of FDIC insured limits at one financial institution.

                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report


1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

Liquidity concerns:
As reflected in the accompanying financial statements, the Company incurred a loss of $1,158,926 and $2,276,162 for 1995 and 1994, respectively. In addition, the Company experienced a substantial drop in sales in 1995 and 1994. This is largely the result of the discontinuation of production of the Amiga Computer by Commodore Electronics Ltd. after claiming insolvency in May 1994 and the decision by the Company's management to scale back operations and acquire a company in another line of business that would provide better long term prospects. In January, 1996 the Company acquired Saf T Lok Corporation as described in Note 18. Due to this acquisition and the Company's debt securities and cash resources, management expects the Company will be able to meet its working capital requirements for the next 12 months.

Reclassification of financial statement presentation:
Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.


2.   MARKETABLE SECURITIES:

Marketable securities are comprised of the following as of December 31, 1995 and 1994:

                                                     1995               1994

Treasury Bills                                $ 1,844,907               $ --
Repurchase Agreement                                   --          2,700,000
Certificate of Deposit                                 --            101,089
Money Market Funds                                 16,672                 --
                                              $ 1,861,579        $ 2,801,089

3.   SECURITIES, AVAILABLE FOR SALE:

Securities available for sale consisted of long-term corporate bonds maturing in April, 2022. Since fair value approximated the amortized cost of these debt securities, no unrealized gains or losses are reflected as a component of shareholders' equity as required by the Financial Accounting Standards Board Statement No. 115.

                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report


4.   INVENTORIES:

Inventories are comprised of the following as of December 31, 1995 and 1994:

                                                     1995               1994

Raw materials                                   $ 282,471          $ 505,169


A loss of $200,593 was recognized in 1995 in order to adjust inventory to the lower of cost or market.

5.   PROPERTY AND EQUIPMENT:

Property and equipment is comprised of the following as of December 31, 1995 and 1994:
                                                     1995               1994

Furniture and fixtures                          $ 109,210          $ 102,946
Automobile                                         28,914             25,543
Equipment                                         640,522            762,859
Leasehold improvements                                 --             43,118
Software                                           48,340             48,340
Home                                                   --            215,506

826,986                                         1,198,312

Less accumulated depreciation                     418,159            354,610

                                                $ 408,827          $ 843,702

Due to the scaling back of operations and the obsolescence of certain equipment, an impairment loss derived by measuring the excess of the carrying amount of the assets over the fair value of the assets, of $25,666 was recognized in 1995 as required by Financial Accounting Standards Board Statement No. 121.

On May 1, 1995, the Company sold the former president's home for $262,000 whereby the Company realized a gain of $25,863.

                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report


6.   SOFTWARE DEVELOPMENT COSTS:

Software development costs are comprised of the following as of December 31, 1995 and 1994:

                                                     1995               1994

Software development costs                           $ --          $ 134,670
Less accumulated amortization                          --             61,347

                                                     $ --           $ 73,323

During 1995, $23,840 of software development costs were amortized. The remaining balance of $49,483 was expensed as an impairment loss in accordance with FASB Statement No. 121. These software development costs are not expected to produce positive cash flows in the future.

7.   LICENSE ARRANGEMENT:

During 1993 and 1992, the Company entered into agreements for the use of certain technology in assembling computer circuit boards for its systems. These agreements required one time fixed payments and royalties to be paid for each circuit board assembled. Royalty expense relating to these agreements was $103,607 and $130,901 in 1995 and 1994, respectively.

8.   LOANS RECEIVABLE:

The $185,000 balance in loans receivable as of December 31, 1994 consists of a promissory note due from Opal Technologies. The note bears an original interest rate of eight percent and an annual interest rate of eighteen percent after the note becomes due. However, no interest had been accrued as of December 31, 1994 due to the fact that it seemed doubtful that the interest would be received.

Although the Company continues to aggressively try to collect on the note receivable from Opal Technologies, the ability to collect seems doubtful. Therefore, the note has been written off to bad debt expense as of December 31, 1995.

Pursuant to a settlement agreement dated September 27, 1995, Pride Integrated Services, Inc. agreed to pay the Company $310,000 over a ten year period with the payments beginning in October, 1995. The settlement resulted from a suit filed by the Company against Pride Integrated Services, Inc. in October, 1993, alleging copyright infringement and misappropriation of trade secrets. The note receivable was discounted as required by Accounting Principle Bulletin No. 21 using an 8% imputed interest rate. The discount on the note equaled $93,024 as of December 31, 1995 resulting in a note receivable net of discount of $213,976.

                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report


9.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses are comprised of the following as of December 31, 1995 and 1994:
                                                     1995               1994

Accounts payable                                 $ 51,252           $ 86,494
Accrued severance payable                              --             35,000
Accrued technical support
and maintenance                                        --             31,712
Royalties payable                                 101,547              7,130
Accrued payroll and
payroll taxes                                          --              2,293
Other                                               1,011              1,500

                                                $ 153,810          $ 164,129

During   February  1995,  RGB  entered  into  a  settlement   agreement   with
Morphogenesis resolving a controversy regarding a merger agreement dated September 1994. In connection with this agreement the Company paid Morphogenesis $19,000 in 1995 all of which was included in the accounts payable balance as of December 31, 1994.

Also, included in the accounts payable balance as of December 31, 1994 is a $9,293 balance to officers for reimbursable expenses.

The $35,000 in accrued severance payable as of December 31, 1994 is the amount that a settlement agreement, dated February 24, 1995, required the Company to pay a former Vice President of Sales and Marketing in order to resolve threatened litigation regarding the employee's termination which occurred prior to December 31, 1994.

10.  LEASING ARRANGEMENTS:

Capital Leases:

The Company leases office and computer hardware equipment under leases accounted for as capital leases as follows:

                                                     1995

Leased equipment                                $ 105,030
Less accumulated amortization                    (73,458)

                                                 $ 31,572
                                     -33-


                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report


10.  LEASING ARRANGEMENTS: (continued)

Future minimum lease payments required under the leases together with their present value as of December 31, 1995:

Year Ending December 31, 1996                     $15,821

Less amount representing interest                 (1,306)

Present value of minimum
lease payments                                   $ 14,515


Interest expense on capital leases for the years ended December 31, 1995 and 1994 was $10,583 and $15,020, respectively.

Operating Leases:

The Company's previous operating lease for office and manufacturing facilities expired February, 1996. The Company entered into a new lease agreement dated February 4, 1995 for a term of three years ending January 31, 1999. The Company is required to pay $144,000 over the three year period plus sales tax. The Agreement also provided for a renewal option for three years at a base rent totalling $166,830 plus sales tax. The following are the net future minimum rental payments required under this operating lease as of December 31, 1995:

          1996             $ 45,600
          1997               48,000
          1998               50,400

The total rent expense charged to operations was $49,552 and $101,575 for the years ending December 31, 1995 and 1994, respectively.

                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report


11.  INCOME TAXES:

The components of the provision (benefit) for income taxes for the years ended December 31, 1995 and 1994 are comprised of the following:

                                                     1995               1994
Current:
Federal                                              $ --               $ --
State                                                  --                 --

- --                                                     --

Deferred:
Federal                                                --                 --
State                                                  --                 --

                                                       --                 --

                                                     $ --               $ --


The components of the net deferred tax assets and liabilities and the related tax effects as of December 31, 1995 and 1994 are comprised of the following:

                                                     1995               1994

Deferred tax assets:
Other                                                $ --              $ 774
Inventories                                        34,748                 --
Loss carryforwards                              1,520,899          1,122,542
                                                1,555,647          1,123,316
Less valuation allowance                        1,530,647          1,091,116

25,000                                             32,200

Deferred tax liabilities:
Property and equipment                             25,000             32,200



Net deferred tax liability                           $ --               $ --

                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report

11.  INCOME TAXES: (continued)

The following table summarizes the differences between the Company's statutory federal income tax provisions and the reported income tax provision for the years ended December 31, 1995 and 1994:
                                                     1995               1994

Provision (benefit) at statutory
rate                                          $ (405,624)        $ (783,110)
Effect of income taxes at lower rate               11,589             13,270
State income taxes, net of federal benefit             --                 --
Utilization of net operating loss carryforwards        --                 --
Valuation allowance                               388,734            725,196
Other                                               5,301             44,644
                                                     $ --               $ --

As of December 31, 1995, the Company had net operating loss carryforwards subject to Code Section 382 limitations of $4,345,426 to offset future taxable income. These carryforwards expire in 2009.


12.  SHAREHOLDERS' EQUITY:

Representative's Warrants:

In connection with the initial public offering completed in June, 1993, the Company issued representative's warrants to purchase up to 120,000 shares of common stock at 165% of the initial public offering price ($11.55 per share). These warrants expire on June 15, 1998.

Stock Plan:

In March 1993, the Company established a stock option plan for employees, consultants and directors for 150,000 shares of common stock. The plan provides for an automatic grant of options for 5,000 shares vesting semiannually for one year to each nonemployee director provided that the director is still serving as a director on the vesting date.

                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report


12.  SHAREHOLDERS' EQUITY: (continued)

The exercise price of all options granted under the plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. The exercise price for any participant possessing more than 10% of the voting power of the Company's outstanding common stock must equal at least 110% of the fair market value on the grant date.

As of December 31, 1994, the Company had granted a total of 141,500 options to purchase its common stock to directors, officers, employees and consultants of the Company. The Company granted 19,500 shares subject to options to employees at $5.00 per share. All employee options vest over a 5 year period. In addition, RGB granted 10,000 shares subject to options to a non-employee director at an exercise price of $7.00 per share, and 5,000 shares subject to options were granted to a consultant at an exercise price of $5.00 per share. These options were fully vested as of December 31, 1994.

During 1995, previously granted options covering 19,500 shares did not vest due to employees leaving the firm. As of December 31, 1995, the Company had options covering 122,000 shares of common stock outstanding.

13.  OTHER INCOME:

Other income consists of the following as of December 31, 1995 and 1994:

                                                     1995               1994

Interest Income                                 $ 157,822          $ 141,631
Gain on Sale of Home (Note 5)                      25,863                 --
Settlement with Pride Integrated
Services, Inc. (Note 8)                           213,208                 --
                                                $ 396,893          $ 141,631

14.  OTHER EXPENSE:

Other expense consists of the following for the years ended December 31, 1995 and 1994:

                                                     1995               1994

Loss on disposal of fixed assets                 $ 35,142          $ 166,702
Impairment Loss on R&D (Note 6)                    49,482                 --
Impairment Loss on Fixed Assets (Note 5)           25,666                 --
Inventory Writedown (Note 4)                      200,593                 --
Use taxes and interest                             47,329                 --
Interest Expense                                   11,808             17,094
                                     -37-


                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report


14.  OTHER EXPENSE: (continued)

Write Off of Note Receivable from Opal
Technologies (Note 8)                             185,000                 --
Write Off of Note Receivable from former
officer (Note 15)                                  50,000                 --
Miscellaneous Expense                                  --             30,375
                                                $ 503,706          $ 214,171


15.  RELATED PARTY TRANSACTIONS:

Included in Loans Receivable - Officer as of December 31, 1994 is a $50,000 balance loaned to Steven M. Crane in fiscal 1993 while he was President of the Company. During fiscal 1994, Mr. Crane's employment contract was terminated and the Company purchased Mr. Crane's house (see Note 5). Due to questions regarding the collectibility of this note, the Company has written off the note for financial statement purposes; however, the note is not due until June, 1996 and the Company intends to employ collection efforts on any unpaid balance at that time.

Also, included in Loans Receivable - Officers as of December 31, 1994 is a $11,000 receivable from Robert Gilbert, the Chairman and Chief Executive Officer of the Company and Cindy Gilbert, the Vice-President of Finance. This receivable increased by $7,100 in 1995.

The Company wrote off a receivable for $10,500 as of December 31, 1994 due from a company controlled by a former officer.

The Company paid $51,500 in consulting fees to Steve Crane in 1994. The Company paid $31,000 in consulting fees to Mark Golden in 1995. During 1995, Mark Golden was an officer, director and shareholder of the Company. A relative of certain shareholders and officers is paid $200 a month for janitorial services and was also paid for various repair and maintenance work that did not exceed $10,000 during 1995.

16.  LITIGATION:

On April 3, 1996, the Company settled a lawsuit filed in October 1995 against the Company and two of its directors and largest individual shareholders, Robert and Cynthia Gilbert, by Barington Capital, L.P. ("Barington") by and through its general partner, LNA Capital Corp. Barington was the Company's underwriter in its initial public offering. Although not clear from the manner in which the original Complaint was pled, Barington apparently claimed mismanagement by the Gilberts as directors of the Company, for which Barington requested money damages.



                                      -38
                                       -

                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report


16.  LITIGATION: (continued)

In the same lawsuit, Barington claimed injunctive relief on the basis that the harm allegedly done to the Company was not compensable by money damages. The settlement included relinquishment on Barington's part of its right to appoint a director to the Company's Board of Directors.

17.  COMMITMENTS:

On April 22, 1993, the Company entered into a five-year employment agreement with Robert L. Gilbert, III to serve as Chief Executive Officer of the Company. The agreement provides for a base annual salary of $85,000, use of an automobile and related expenses. The Company has established a bonus pool in which Mr. Gilbert is eligible to participate. As of December 31, 1994 and 1995, no bonus had been paid or accrued. In addition, the Company pays an annual premium of approximately $8,000 for a $2,000,000 whole life insurance policy on Mr. Gilbert, of which his wife is the beneficiary.

On April 22, 1993, the Company entered into a five-year employment agreement with Cynthia T. Gilbert to serve as Vice President of Finance of the Company. The agreement provides for a base annual salary of $60,000. The Company has established a bonus pool in which Mrs. Gilbert is eligible to participate. As of December 31, 1994 and 1995, no bonus had been paid or accrued.

According to both employment agreements, if their duties are materially modified, the Company materially breaches such agreements or if any entity or person not currently an executive officer of the Company becomes either individually or as part of a group becomes the beneficial owner of 40% or more of the common stock of the Company, Mr. and Mrs. Gilbert have the option to either full compensation and benefits payable under their employment agreements for the remainder of the term of the agreements or a release from the non-competition provisions of their respective agreements.

18.  SUBSEQUENT EVENTS:

As of January 10, 1996, a newly formed 100% wholly owned subsidiary of the Company, Sphere Enterprises, Inc., was merged with Saf T Lok Corporation, a Florida corporation, with the subsidiary continuing under the name of Saf T Lok Corporation. The merger was achieved by converting each of the outstanding shares of Saf T Lok Corporation into 15.54 shares of RGB Computer & Video, Inc., thereby allowing the original shareholders of RGB to own approximately 60% of the combined entity after the merger with a total number of shares outstanding after the merger of approximately 5.6 million shares. Also, in connection with the merger, the Company issued performance stock options for 1,000,000 shares to Frank Brooks and 600,000 shares to Robert Gilbert at an exercise price of $2 per share. The options will vest

                                     -39-


                   RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                       See Independent Auditor's Report


18.  SUBSEQUENT EVENTS: (continued)

if the performance standards are reached at a rate of 1/3 annually beginning January 1, 1997 with the last third vesting January 1, 1999. In order to calculate the amount of shares that will vest each year, the annual maximum as stated above is multiplied by a fraction, the numerator of which is STL's net income as determined in accordance with generally accepted accounting principals consistently applied before interest, taxes, depreciation and amortization less the low earnings target for each year and the denominator of which is the difference obtained by subtracting the low earnings target for any year from the high earnings target for such year as set forth in the schedule below:


      Year              Low Earnings Target    High Earnings Target

      1996                      $ 2,500,000    $ 4,500,000
      1997                        4,500,000      7,500,000
      1998                        8,000,000     15,000,000

In the event that Options with respect to the full one million shares awarded Frank Brooks and 600,000 shares awarded Robert Gilbert have not vested by January 1, 1999, the remaining options will vest based on a fraction derived from the amount by which Saf T Lok's aggregate earnings from 1996 through 1998 exceed $14,500,000 which is the total of the low earnings target.

Saf T Lok Corporation was organized to design, develop, manufacture and market a patented and proprietary combination lock for firearms. The initial production of the Saf T Lok products is designed to prevent the unauthorized use of firearms, including unintentional discharge by children or intentional discharge by assailants. The management of the Company intends to focus the Company's resources on marketing and developing the Saf T Lok products due to management's positive expectation of the performance and future profitability of these products. Furthermore, as a direct result of the Company's historical operating losses and lack of competitiveness, management will continue to scale back the operation of its old core business.











                                     -40-

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

The Company's financial statements for the year ended December 31, 1995 were audited by Michaelson & Co.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 of the Exchange Act.

The directors and executive officers of the Company are as follows:

Name                            Age     Position

Frank W. Brooks................ 61      Chairman of the Board,
Director

Robert L. Gilbert, III......... 44      President, Chief Executive Officer and
                                        Director

Cynthia T. Gilbert............. 40      Vice President - Finance,
                                        Treasurer,Secretary and  Director

William M. Schmidt............. 53      Director

Eugene V. Horanoff............. 63      Director

Jeffrey W. Brooks..............    35   Director


Frank W. Brooks, the inventor of the Saf T LokTM, serves as the Company's Chairman. He formed STL in 1989 and has actively participated in all organizational and financial aspects of that company. Mr. Brooks is a long-time gun owner and father of four children, the protection of whom provided the impetus for the invention of the Saf T LokTM. Mr. Brooks owns and operates Palm Beach Business Services, Inc. d/b/a Ding-A-Ling Answering Service in West Palm Beach, Florida, a leader in the Fort Lauderdale to Orlando market, with 70 employees.

Robert L. Gilbert, III, the Company's President, Chief Executive Officer and a director since 1989, founded the Company in July 1989 and is the creator of the AmiLink concept. From inception through June 1, 1993, Mr. Gilbert was the President and Chief Ex-ecutive Officer of the Company; coinciding with Mr. Steven M. Crane's employment as President and Chief Operating Officer on June 2, 1993, the Company appointed Mr. Gilbert Chairman and Chief Executive Officer of the Company. Mr. Gilbert is responsi-ble for operations, product development and directing the Compa-ny's future growth. Mr. Gilbert was President of RGB Video Creations, Inc., the Company's predecessor, from its inception in December 1987 until he formed the Company.

Cynthia T. Gilbert is the wife of Mr. Gilbert. She is the Company's Vice President of Finance, Treasurer and Secretary, and a director since 1989, and has handled all financial transactions for the Company since its inception. Ms. Gilbert oversees all order processing, invoicing and collections. From December 1987 through September 1989, she had similar duties with the Company's predecessor.

William M. Schmidt serves as Vice President and a director of the Company. He joined STL in September 1995 from Ilco Unican Inc.'s Simplex Safelock Division in Greensboro, North Carolina where he was Vice President and General Manager, accountable for two commercial lock divisions with sales of $35 million.

Eugene V. Horanoff serves as a director and Chief Engineer of the Company. He joined STL in 1989 at the commencement of prototype development. He was instrumental in designing and engineering the Saf T LokTM. He spent 28 years with the Naval Surface Warfare Center in Silver Spring, Maryland, retiring in 1982 as a Senior Aerospace Design Engineer.

Jeffrey W. Brooks, the son of Frank Brooks, serves as a director of the Company. He joined STL in 1989 at its inception as Mana-ger of Research & Development. Mr. Brooks has also served as General Manager of Palm Beach Business Services, Inc. since 1985 and was promoted to President in 1994.

ITEM 10.  Executive Compensation.

The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chairman, Chief Executive Officer and Vice Presidents for the fiscal year ended December 31, 1995. No other executive officer re-ceived compensation exceeding $100,000.

     Annual Compensation

Name and  Other
Principal Position              Salary                  Compensation

F.W. Brooks                     --(1)                   --(1)
Chairman of the Board

R.L. Gilbert, III               $85,000                 $16,900(2)
President and Chief
Executive Officer

C.T. Gilbert                    $60,000                 0

W.M. Schmidt                    --(1)                   --(1)
_______________

(1)  Assumed position on February 13, 1996.

(2) Represents non-cash compensation in the form of use of a car and related expenses and premiums for $2,000,000 in life insurance on the life of Mr. Gilbert for the benefit of Mrs. Gilbert. See "Employment and Consulting Agreements."
_______________

The Company has not paid any compensation to any person for serving as a director. The Company does not intend to compensate non-employee directors for serving as directors except to reimburse them for expenses incurred in connection with their service as directors and to issue grants of non-qualified stock options as described under the section entitled "Stock Plan". Directors who are employees receive no compensation for serving as direc-tors.

Employment and Consulting Agreements

The Company entered into five-year written employment agreements with Robert and Cynthia Gilbert in April 1993, which were amended February 12, 1996. Mr. Gilbert's agreement provides for a base annual salary of $92,500, use of a car and related expenses (including insurance) at an annual cost of approximately $9000. Mrs. Gilbert's agreement provides for a base annual salary of $65,000. In addition, the Company pays the annual premium of approximately $7900 for a $2,000,000 whole life insurance policy on Mr. Gilbert of which Mrs. Gilbert is the beneficiary. Both Mr. and Mrs. Gilbert are eligible to participate in any bonus programs instituted by the Company. No such bonuses were paid or accrued during the year ended December 31, 1995. The respective employment agreements for Mr. and Mrs. Gilbert each provide that if (i) such persons' duties are substantially modified (ii) the Company materially breaches such agreements or
(iii) if any entity or person not currently an executive officer of the Company either individually or as part of a group becomes the beneficial owner of 40% or more of the common stock of the Company, Mr. or Mrs. Gilbert, or both, may terminate their respective agreements. In such an event, they are entitled at their option to (a) full compensation and benefits payable under their employment agreements for the remainder of the term of the agreements or
(b) a release from the non-competition provisions of their respective agreements. The effect of such provisions may discourage a hostile takeover even if in the best interest of all other shareholders because of the potential cost of the Gilberts' compensation for the balance of the term or, more importantly, because, of the option to be released from the noncompetition provisions of such agreements.

On February 13, 1996 the Company entered into an Employment Ag-reement with Frank Brooks pursuant to which Mr. Brooks' employment as the Chief Officer of STL was confirmed through February 2001 at an initial annual base salary of $100,000.

Stock Plan

In March 1993, the Company established a 1993 Stock Plan (the "Plan") for employees, consultants and directors covering 150,000 shares of Common Stock. The Plan provides for the grant to emp-loyees of incentive stock options ("ISOs") within the meaning of Section 422 of Internal Revenue Code of 1986, as amended, and for the grant of non-qualified stock options (collectively "Op-tions"), bonus shares ("Awards") and stock purchase rights ("Rights") to employees, consultants and non-employee directors of the Company. The Plan provides for an automatic grant of 5000 non-qualified options upon election or appointment to the Board, such options vesting semi-annually on June and December 1st, to any non-employee director and expire 10 years thereafter, provi-ded that they are still serving as a director on the vesting date. A new grant of 5000 options is granted automatically upon re-election to the Board after all options previously granted have vested.

The Plan is administered by the Board of Directors who has the power to determine eligibility to receive an Option, Award or Right, the terms of any Options, Awards and Rights granted, including the exercise or purchase price, the number of shares subject to the Option, Award or Right, the vesting schedule and the term of any such Options and Rights. The exercise price of all Options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock, the exercise price of any ISO granted must equal at least 110% of the fair market value on the grant date and the maximum term of the ISO must not exceed five years. The terms of all other Options granted under the Plan may not exceed 10 years. The Plan requires that the price to be paid upon exercise of Rights must equal at least the fair market value of the shares as of the date the Rights are granted.

As of December 31, 1995 the Company had granted a total of 142,000 options to purchase the Company's common stock to direc-tors, officers, employees and consultants of the Company. Of these, 20,000 shares are subject to Options granted to Paul Tri-ble at an exercise price of $2.00 per share to $7.00 per share, 15,000 to Michael McManus at an exercise price of from $2.00 to $5.00 per share, 50,000 shares to Joseph Wright at an exercise of price $2.00 per share, and 8000 shares subject to options granted to Scott Sprunger at an exercise price of $2.00 per share to $5.00 per share.

Limited Liability of Directors

Under Florida law, the Company's directors are protected against personal liability for monetary damages from breaches of their duty of care. As a result, the Company's directors will not be liable for monetary damages from negligence and gross negligence in the performance of their duties. They remain liable for mone-tary damages for any breach of their duty of loyalty to the Company and its shareholders, as well as acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law and for transactions from which a director derives improper personal benefit. They also remain liable under another provision of Florida law which makes directors personally liable for unlawful dividends, stock repurchases or redemptions and expressly sets forth a negligence standard with respect to such liability. The liability of the Company's directors under federal or applicable state securities laws is also unaffected. The Company does not carry any directors liability insurance.

While the Company's directors have protection from awards of mon-etary damages for breaches of the duty of care, that does not el-iminate their duty of care. Equitable remedies, such as an injunction or rescission based upon a director's breach of the duty of care, are still available.

No Delinquent Filings

To the best of the Company's knowledge, all filings of Forms 3, 4 and 5 required to be made with the Securities and Exchange Commission have been made.

ITEM 11.  Security Ownership Of Certain Beneficial Owners and Management.

The following table sets forth information as of March 29, 1996 with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. Except as other-wise indicated, the beneficial owners of common stock listed be-low, based on information furnished by such owners, have sole in-vestment and voting power with respect to such shares, subject to community property laws, where applicable.

Amount and
Nature of
Name and Address of             Beneficial              Percent
Beneficial Owner                Ownership of Class

Robert L. Gilbert, III ......   1,124,358(1)(2)(3)      20.43%
18245 S.E. Federal Highway
Tequesta, FL 33469

Cynthia T. Gilbert ..........   1,124,358(1)(2)         20.43%
18245 S.E. Federal Highway
Tequesta, FL 33469

Frank W. Brooks .............   760,994(4)              13.83%
7689 S.E. Rivers Edge St.
Jupiter, FL 33458

William M. Schmidt ..........   219,596                 3.99%
9338C S.E. Randall Ct.
Hobe Sound, FL 33455

Eugene V. Horanoff ..........   108,507                 1.97%
322 Natchez Court
Jupiter, FL 33477

Jeffrey W. Brooks ...........   155,400                 2.82%
7689 S.E. Rivers Edge St.
Jupiter, FL 33458

All Directors and Executive     2,368,855               43.05%
Officers as a Group
(Six Persons)
_______________





[FOOTNOTES APPEAR ON THE FOLLOWING PAGE]





(1) Held by Robert L. Gilbert, III and Cynthia T. Gilbert, as tenants by the entirety.

(2) Includes 224,600 shares of common stock held by Mr. and Mrs. Gilbert and her father as Trustees for two trusts for Mr. and Mrs. Gilbert's children. Does not include 83,948 shares of common stock held by family members to which Mr. and Mrs. Gilbert disclaim beneficial ownership. These family members are over the age of 21 and do not reside with Mr. and Mrs. Gilbert.

(3)  Does not include option to acquire 600,000 common shares.

(4)  Does not include option to acquire 1,000,000 common shares.


ITEM 12.  Certain Relationships and Related Transactions.

The Company employs Robert Gilbert as its President and Chief Executive Officer and Mr. Gilbert's wife, Cynthia, as its Vice President of Finance. Additionally, the Company employs three of Mr. and Mrs. Gilbert's relatives:
Mrs. Gilbert's father who is employed as the Company's Director of Administration, Mr. Gil-bert's brother-in-law, who is employed in the assembly and quali-ty control department, and Mrs. Gilbert's mother who is employed as a secretary. The Company employs Frank W. Brooks as its chairman and his son Jeffrey as Quality Assurance Manager. The Company believes that the compensation paid to these individuals is no greater and no more beneficial than unrelated persons would receive and is fair to the Company. Excluding the compensation paid to Mr. and Mrs. Gilbert and Mr. Brooks, the aggregate base salaries being paid by the Company to these related parties is approximately $120,000 per year.









[THIS SPACE INTENTIONALLY LEFT BLANK]


ITEM 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Index

Exhibit
No.  Description

3.1  Amended and Restated Articles of Incorporation*
3.2  Amended Bylaws*
3.3  Amendment to Amended Bylaws*
4.1  Form of Common Stock Certificate*
4.2  Form of Representative's Warrants*
10.1 Employment Agreement of Robert L. Gilbert, III*
10.2 Employment Agreement of Cynthia T. Gilbert*
10.3 [Intentionally left blank]
10.4 Development License Agreement*
10.5 1993 Stock Plan*
10.6 V-LAN-CX Manufacturing License Agreement*
10.7 Form of Dealer Purchase Agreement*
10.8 Form of Non-Disclosure Agreement*
10.9 Consulting Agreement (Golden)*
10.10     Consulting Agreement (Cohen)*
10.11     Consulting Agreement (Hancock)*
10.12     Consulting Agreement (Trible)*
10.13     Consulting Agreement (Bezick)*
10.14     Form of Confidentiality Agreement*
10.15 Form of Non-Disclosure Agreement and Work-Made-For-Hire for Independent Programmers*
10.16     Form of Distributor Purchase Agreement*
10.17     Form of Subscription Agreement*
10.18     Form of Promissory Note*
10.19     Form of Security Agreement*
10.20     Form of Registration Rights Agreement*
11   Statement re: Computation of Per Share Earnings
16   Letter on Change in Certifying Accountant**
__________


*    Contained in Registration Statement on Form SB-2 filed on June 23, 1993.
**   Contained in Form 8-K dated December 23, 1993 as amended on January 6,
1994.

(b)  Reports on Form 8-K

None filed in 1995
SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RGB COMPUTER & VIDEO, INC.


By:___________________________
Robert L. Gilbert, III
(Chief Executive Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                     Date


                          Chairman of the Board of  September 10, 1996
________________________  Directors
Frank W. Brooks


//Robert L. Gilbert, III Chief Executive Officer, September 10, 1996 ________________________ President and Director
Robert L. Gilbert, III

                          Vice President -
                          Finance, Treasurer,       September 10, 1996
//Cynthia T. Gilbert      Secretary and Director
________________________  Director
Cynthia T. Gilbert


// William M. Schmidt
________________________  Director
William M. Schmidt                                  September 10, 1996


// Eugene V. Horanoff
________________________  Director
Eugene V. Horanoff                                 September 10, 1996


//Jeffrey W. Brooks
________________________  Director                 September 10, 1996
Jeffrey W. Brooks