Form 10QSB/A
period 1996-03-31
RGB COMPUTER & VIDEO INC
filed 1996-09-10
CIK 902056

_______________________________________________________________________
_______________________________________________________________________

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                          ___________________

                              FORM 10-QSB/A

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
_______________________________________________________________________




Item 1.                  Financial Statements

                      RGB Computer & Video, Inc.
                            & Subsidiaries
                      Consolidated Balance Sheets

                                ASSETS
                                                March 31, December 31,
                                                  1996        1995
                                              (unaudited)
CURRENT ASSETS
  Cash                                        $    30,149 $   119,638
  Marketable Securities                         1,217,502   1,861,579
  Securities, available for sale                  518,362     518,362
  Accounts receivable                              28,337       7,331
  Inventories                                     397,779     282,471
  Loans receivable - employees                     10,736       8,516
          Total current assets                 2,202,865    2,797,897

Property and equipment, net of
  accumulated depreciation                      1,058,690     408,827

Loan receivable                                   212,869     213,976
Loans receivable - officers                        23,803      18,100
Other assets                                       54,949       2,070

                                              $ 3,553,176  $3,440,870

   LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses       $   158,981  $  153,810
  Current maturities of long-term debt             30,000         ---
  Current maturities of capital lease
    obligations                                    10,401      14,515
  Notes payable                                        --          --

          Total current liabilities               199,382     168,325

Long-term debt, net of current maturities          90,000         ---

Capital lease obligations, net of current
  maturities                                          ---         ---

TOTAL LIABILITIES                              $  289,382 $  168,325

Commitments
Shareholders' Equity
  Common stock, no par value, authorized
    10,000,000 shares; 5,502,057 and 3,268,032
    issued and outstanding March 31, 1996 and
    December 31, 1995 respectively
                                                8,615,809   8,089,270
  Accumulated deficit                          (5,352,015) (4,816,725)
          Total Shareholders Equity             3,263,794   3,272,545

          Total Liability &
          Shareholders' Equity                 $3,553,176  $3,440,870

         See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis or Plan of Operation.

_______________________________________________________________________
                                -  3  -
_______________________________________________________________________


                   RGB Computer & Video, Inc.
                         & Subsidiaries
                CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)

                                              Three-month  period
ended March  31,

                                               1996      1995

Sales ...................................   $ 80,648     $ 97,793
Cost of Sales ...........................     67,572      102,477

   Gross profit .........................     13,076       (4,684)

Operating Expense:

   Research and development .............       -0-         4,440
   Selling expenses .....................    190,506      165,086
   General and administrative ...........    341,157     135,061
   Depreciation .........................     29,145      36,086

Total operating expenses ................    560,808     340,673

Income (loss) from operations ...........   (547,732)  (345,357)

Non-operating income (loss) .............     12,442      36,435

Income  (loss) before provision (benefit)
for income taxes ........................   (535,290)  (308,922)


Provision (benefit) for income taxes ....          --         --

Net income (loss) .......................  $(535,290)  (308,922)

Primary and fully diluted net income  per
common share ............................      $(.12)     $(.09)

Weighted average shares outstanding .....  4,614,444   3,268,032



See  accompanying Notes to Financial Statements  (unaudited)  and
Management's Discussion and Analysis or Plan of Operations.

_______________________________________________________________________
                              -  4  -
_______________________________________________________________________

                   RGB Computer & Video, Inc.
                         & Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                               Three month period
ended March 31,
                                                1996        1995
Cash flow from operating activities: ......
    Net Income (Loss)......................    ($535,290)    $(308,922)
    Adjustment to reconcile net income
    (loss) to net cash provided (used) by            ----          ----
    operating  ............................
       Depreciation .......................        29,145        36,086
       Loss on Sale of equipment...........       (1,847)        27,798
       Amortization of software development            --         9,648
       costs and royalties.................
       Bad Debt expense....................            15            --
    (Increase) Decrease in accounts
     receivable ...........................      (21,006)        66,575
    (Increase) Decrease in inventories ....     (110,783)       (6,722)
  (Increase) Decrease in other current           (54,275)
     assets................................                     (3,847)

    Increase (Decrease) in accounts payable           630        10,297

NET   CASH  PROVIDED  (USED)  BY  OPERATING     (693,411)     (169,087)
ACTIVITIES ................................

Cash Flows from Investing Activities:

    Purchase of Property & Equipment.......     (473,019)     ( 28,914)
    Proceeds from sale of Prop & Equip.....         7,775       19,500
    Redemption of S/T Investments..........           ---        99,799
    Proceeds from repay of loan rec empl...           ---           800
    Decrease in loans receivable                    1,107           ---
    Increase in loans receivable - officers       (7,203)           ---
    (Increase) decrease in other assets               676           ---
NET   CASH  PROVIDED  (USED)  BY  INVESTING
ACTIVITIES ................................     (470,664)        91,185

Cash Flows From Financing Activities:
    Payment on Long Term Debt..............       (4,114)      (24,469)
      Proceeds from Notes Payable..........           ---        24,420
      Equity changes due to acquisition           434,623           ---

NET   CASH  PROVIDED  (USED)  BY  FINANCING       430,509          (49)
ACTIVITIES ................................





INCREASE (DECREASE) IN CASH................     (733,566)     ( 77,951)

_______________________________________________________________________
                             -  5  -
_______________________________________________________________________


CASH, AT BEGINNING OF PERIOD...............     2,499,579      122,498

CASH, AT END OF PERIOD.....................    $1,766,013      $44,547


See  accompanying Notes to Financial Statements  (unaudited)  and
Management's Discussion and Analysis or Plan of Operations.

_______________________________________________________________________
                             - 	6  -
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

      Sales for the first quarter of 1996 decreased $17,145 to $ 80,648 from $ 97,793 in the prior year's comparable period. Gross margins increased to 16 percent in the current quarter compared to 0 percent in the quarter ended March 31, 1995. The Company reported a net loss of $535,290 or $.12 per share, up from a net loss of $308,922 or $.09 a share in the similar period last year. The per share loss in the current period was based on a weighted average number of shares of 4,614,444 as compared to 3,268,032 for the comparable period in 1995.

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


      Total operating expenses, including non-recurring costs, increased to $560,808 from $340,673 in the current quarter compared to the similar period last year. The selling expense component increased to $190,506 from $165,086 due to new product development from the merger with Saf T Lok Corporation and increase in sales and marketing efforts through trade show attendance at three trade shows. The Shot Show in Dallas, Texas which is the largest gun show in the United States, the IME  show
_______________________________________________________________________
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

      The net of non-operating income and expense for the first quarter of 1996 totaled $12,442 compared to the net of non-operating income and expense for the first quarter of 1995 of $36,435. As a result, the net loss for the quarter ended March 31, 1996 was $535,290 compared to a net loss of $308,922 for the prior year's comparable period.


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

       Net cash used in operating activities was $693,411 for the three months ended March 31, 1996 compared with $ 169,087 used by operating activities during the three months ended March 31, 1995. For the three months ended March 31, 1996, the principal uses of cash from operating activities were the net loss for the period, as adjusted for increases in trade receivables, prepaid expenses, and inventory. The principal sources of cash from operating activities were from adjustments for depreciation and amortization and an increase in accrued expenses. In the similar period ended March 31, 1995, the principal sources of cash from operating activities were from adjustments for depreciation and amortization, decrease in accrued interest receivables and increases in accrued expenses. The principal uses of cash from operating activities were a net loss for the period, as adjusted, for decrease in trade receivable, notes receivable, prepaid expenses and decrease in accounts payable. For the three month period ended March 31, 1996, net cash used by investing activities was $470,664 mainly from purchase of property and equipment as compared to $91,185 provided by investing activities for the first three months of 1995 which was mainly derived from short term investments. Net cash provided by financing activities was $430,509 for equity changes due to acquisition as compared to net cash used by financing activities of $49 for payment on long term debt for the three months ended March 31, 1995.

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


          (3) On September 11, 1996 a Form 8-K/A was filed in response to the Commission's Request.


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

Signature             May 13, 1996


//Frank W. Brooks//      Chairman of the Board         September 10, 1996
- -------------------
Frank W. Brooks
                         Chief Executing Officer
//Robert L. Gilbert III. President and Director        September 10, 1996
- ------------------------
Robert L. Gilbert, III

                         Vice President, Finance
		         Treasurer, Secretary and
//Cynthia T. Gilbert     Director                      September 10, 1996
- -----------------------
Cynthia T. Gilbert


//William M. Schmidt     Director                      September 10, 1996
- -----------------------
William M. Schmidt


//Jeffrey Brooks         Director                      September 10, 1996
- -----------------------
Jeffrey Brooks


_______________________________________________________________________
																													-  14  -