Form 10QSB/A
period 1996-06-30
RGB COMPUTER & VIDEO INC
filed 1996-09-11
CIK 902056

__________________________________________________________________________
__________________________________________________________________________

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                          ___________________

                              FORM 10-QSB/A

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

Item 1.                  Financial Statements

                        Saf T Lok Incorporated
                            & Subsidiaries
                      Consolidated Balance Sheets

                                ASSETS
                                                June 30, 1996           December 31, 1995
                                                (unaudited)
CURRENT ASSETS
  Cash                                          $    34,607             $   119,638
  Marketable Securities                             122,483               1,861,579
  Securities, available for sale                    839,997                 518,362
  Accounts receivable                                19,880                   7,331
  Inventories                                       557,962                 282,471
  Loans receivable - employees                        5,629                   8,516
          Total current assets                    1,580,558               2,797,897

Property and equipment, net of
  accumulated depreciation                        1,192,982                 408,827

Loan receivable                                     207,070                 213,976
Loans receivable - officers                          25,803                  18,100
Other assets                                         37,066                   2,070

                                                $ 2,993,479              $3,440,870

   LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses         $   291,078             $   153,810
  Current maturities of long-term debt               20,550                     ---
  Current maturities of capital lease
    obligations                                       6,926                  14,515
  Notes payable                                          --                      --

          Total current liabilities                 318,554                 168,325

Long-term debt, net of current maturities            90,000                     ---

Capital lease obligations, net of current
  maturities                                            ---                     ---

TOTAL LIABILITIES                               $   408,554             $   168,325

Commitments
Shareholders' Equity
  Common stock, no par value, authorized
    10,000,000 shares; 5,522,057 and 3,268,032
    issued and outstanding June 30, 1996 and
    December 31, 1995 respectively
                                                  8,615,809               8,089,270
  Accumulated deficit                            (6,030,884)             (4,816,725)
          Total Shareholders Equity               2,584,925               3,272,545

          Total Liability &
          Shareholders' Equity                  $ 2,993,479             $ 3,440,870

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



                            Saf T Lok Incorporated
                                 & Subsidiary
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                Three-month period       Six-month period
                                 ended June 30,           ended June 30,

                                1996            1995            1996            1995

Sales.......................    $ 60,343        $101,922        $140,991        $  199,715
Cost of Sales...............      78,359          27,008         145,931            71,239


  Gross profit..............   $ (18,016)       $ 74,914        $ (4,940)       $  128,476


Operating Expense:

   Research and development.      57,022           4,440          59,197             8,880
   Selling expenses.........     257,240         138,470         491,600           303,557
   General and..............     294,520         104,019         589,649           239,080
   administrative...........
   Depreciation.............      75,453          45,310          99,776            81,396

Total operating expenses....    $684,235        $292,239       1,240,222        $  632,913


Income(loss)from Operations.    (702,251)       (217,325)     (1,245,162)         (504,437)


Non-operating income(loss)..      18,561          58,882          31,003            37,071


Income (loss) before
provision (benefit)for
income taxes................    (683,690)       (158,443)     (1,214,159)         (467,366)

Provision (benefit) for
income taxes ....                     --              --              --                --

Net income (loss)..........    $(683,690)      $(158,443)    $(1,214,159)        $(467,366)

Primary and fully diluted
net income per common share        $(.12)          $(.05)          $(.23)            $(.14)


Weighted average shares
outstanding .....              5,740,388       3,268,032       5,177,516         3,268,032


See accompanying Notes to Financial Statements (unaudited) and
Management's Discussion and Analysis or Plan of Operation.
==========================================================================
                                                             End of Page 4
==========================================================================

                            Saf T Lok Incorporated
                                & Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            Six month period ended June 30,
                                                1996            1995
Cash flow from operating activities: ......
    Net Income (Loss)......................      $ (1,214,159)  $   (467,366)
    Adjustment to reconcile net income
    (loss) to net cash provided (used) by                ----           ----
    operating  ............................
       Depreciation .......................            95,551         81,396
       Loss on Sale of equipment...........             1,412        (25,863)
       Amortization .......................             4,224          8,880
    (Increase) Decrease in notes receivable             6,907            ---
    (Increase) Decrease in accounts
     receivable ...........................           (12,549)       101,890
    (Increase) Decrease in inventories ....          (183,457)           588
  (Increase) Decrease in other current
     assets................................           (36,296)           ---
    Increase (Decrease) in other payables..               ---          1,609
    Increase (Decrease) in accounts payable           (44,933)        42,828

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES ................................       $(1,338,300)     $(256,038)

Cash Flows from Investing Activities:
    Purchase of Property & Equipment.......         $(653,941)      $    ---
    Proceeds from sale of Prop & Equip.....            15,550        270,246
    Redemption of S/T Investments..........           518,362            ---
    Purchase of S/T Investments............               ---        (18,520)
    Proceeds from loan rec officer.........            18,100           ---
   (Decrease) in other assets..............              (699)        (3,302)
    Increase in loans receivable - employee           (22,916)           ---
    Additions to Licensing Agreement.......               ---          8,333
NET   CASH  PROVIDED  (USED)  BY  INVESTING
ACTIVITIES ................................         $(125,594)      $256,757

Cash Flows From Financing Activities:
    Payment on Long Term Debt..............           $(7,589)      $(10,543)
   Increase in Loan Payable - Shareholder..           120,000            ---
   Proceeds from Notes Payable.............            (9,410)           ---
   Equity changes due to acquisition.......           421,713            ---

NET   CASH  PROVIDED  (USED)  BY  FINANCING
ACTIVITIES ................................           524,714        (10,543)

INCREASE (DECREASE) IN CASH................          (984,130)       ( 9,824)

CASH, AT BEGINNING OF PERIOD...............         1,981,217        122,498

CASH, AT END OF PERIOD.....................        $  997,087       $112,674

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


                            Saf T Lok Incorporated
                                & Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) Continued

 (5) On July 18, 1996 the Company held its Annual Meeting of Shareholders at which shareholders voted to change the name of the Company from RGB Computer & Video, Inc. to Saf T Lok Incorporated. In addition, the shareholders approval an increase in the number of authorized shares of Common Stock to 20,000,000 shares, $0.01 par value, eliminated staggered terms for directors and eliminated supermajority vote requirements for removal of directors and amendments to the Articles of Incorporation. The shareholders re-elected the current directors and approved an increase in the number of shares reserved for issuance under the Company's 1993 Stock Plan to 500,000 from 150,000 and approved the appointment of Michaelson & Co. P.A. as independent accountants for the Company.

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

      Sales for the second quarter of 1996 decreased $41,579 to $ 60,343 from $101,922 in the prior year's comparable period. Gross margins decreased to 0 percent in the current quarter compared to 73 percent in the quarter ended June 30, 1995. The Company reported a net loss of $683,690 or $.12 per share, up from a net loss of $158,443 or $.05 a share in the similar period last year. The per share loss in the current period was based on a weighted average number of shares of 5,740,388 as compared to 3,268,032 for the comparable period in 1995.

       Initial production and sales of the Subsidiary, STL Locks, Inc.'s product, the Saf T Lok, did not start until the end of the quarter.
Attendance at trade shows worldwide as well as increased marketing and collateral material were introduced to generate interest in the product and to establish dealer networks. In addition, press releases addressed the interest of the public in the revolutionary product to help protect against accidental shootings and the relationship of the Company with Nick Navarro, former head of the Broward County Sheriff's Department who will represent Saf T Lok to the law enforcement community. Saf T Loks were also exhibited at the NRA show in Dallas, Texas in April, the Great Outdoors Show in Memphis, Tennessee in May
and the National Sheriff's Association Show in Portland, Oregon in June.   At
these shows interest and media attention was overwhelming. On May 2, Cabot Heritage made a recommendation to "buy a little" in its newsletter and discussed the Saf T Lok product. As a result, the stock price increased from $7.00 per share on May 2, 1996 to a high of $19.00 per share on May 6, 1996, with a volume increase from 98,400 on May 2 to a high of 2,305,800 on May 3,1996.
                             .

      Total operating expenses, including non-recurring costs, increased to $684,235 from $292,239 in the current quarter compared to the similar period last year. The selling expense component increased to $257,240 from $138,470 due to new product development and increase in sales and marketing efforts through trade show attendance at trade shows and collateral material such as brochures. Additional expenses were incurred for the national advertising campaign. The general and administrative expenses for the second quarter of 1996 increased to $294,520 from $104,019 from the prior year's comparable period primarily due to legal fees associated with the Annual Meeting of Shareholders and research and development for new models.

     The net of non-operating income and expense for the second quarter of 1996 totaled $2,999 compared to the net of non-operating income and expense for the second quarter of 1995 of $58,882. As a result, the net loss for the quarter ended June 30, 1996 was $683,690 compared to a net loss of $158,433 for the prior year's comparable period.


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

       Net cash used in operating activities was $1,338,300 for the six months ended June 30, 1996 compared with $256,038 used by operating activities during the six months ended June 30, 1995. For the six months ended June 30, 1996, the principal uses of cash from operating activities were the net loss for the period, as adjusted for increases in trade receivables, current assets, and inventory. The principal sources of cash from operating activities were from adjustments for depreciation and amortization and a decrease in notes receivable. In the similar period ended June 30, 1995, the principal sources of cash from operating activities were from adjustments for depreciation and amortization, a gain on sale of assets and increases in accrued expenses. The principal uses of cash from operating activities were a net loss for the period, as adjusted, for decrease in trade receivable, notes receivable, and prepaid expenses. For the six month period ended June 30, 1996, net cash used by investing activities was $125,594 mainly from purchase of property and equipment as compared to $256,757 provided by investing activities for the first sixmonths of 1995 which was mainly from proceeds from sale of the house. Net cash provided by financing activities was $524,714 for equity changes due to acquisition as compared to net cash used by financing activities of $10,543 for payment on long term debt for the six months ended June 30, 1995.
==========================================================================
                                                             End of Page 9
==========================================================================

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

Signature                                       Date


//Frank W. Brooks
__________________      Chairman of the         September 10, 1996
Frank W. Brooks         Board


//Robert L. Gilbert     Chief Executive Of
__________________      ficer, President and    September 10, 1996
Robert L. Gilbert,      Director
III


//Cynthia T Gilbert     Vice President -
__________________      Finance, Treasurer,     September 10, 1996
Cynthia T. Gilbert      Secretary and Director


//William M. Schmidt
__________________                              September 10, 1996
William M. Schmidt      Director


//Jeffrey Brooks
__________________                              September 10, 1996
Jeffrey Brooks          Director


==========================================================================
                                                            End of Page 13
==========================================================================