Form 10-K/A
period 1995-12-31
RGB COMPUTER & VIDEO INC
filed 1996-10-03
CIK 902056

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

Once an event is recorded on video, the raw source material goes through an editing process in which the video is reviewed and catalogued and sequences are selected and enhanced by special effects, graphics, captions and audio to produce the desired outcome. In a traditional hardware-based editing system these enhancements are created using the following Peripheral Components:

-  Character Generator: which creates on-screen text and other symbols;

-  3D Animator: which creates on-screen logos and graphics;

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














[THIS SPACE INTENTIONALLY LEFT BLANK]




                          RGB COMPUTER & VIDEO, INC.
                                AND SUBSIDIARY


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














THIS PAGE LEFT BLANK INTENTIONALLY
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







See Independent Auditor's Report and Accompanying Notes.
                                 -23-


               RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 1995 AND 1994


 1995                                      1994

Sales (Note 1)                        $ 353,918          $1,880,732
Cost of sales                           153,988              832,138
 199,930                              1,048,594

Operating expenses:
Selling                                 187,080            1,149,328
General and administrative              890,642            1,934,367
Research and development                 23,840               17,664
Depreciation                            150,481              150,858
Inventory write-down (Note 4)           200,593                   --
Total operating expenses              1,452,636            3,252,217

Loss from operations before other
 income (expense)                     1,252,706            2,203,623

Other income (Note 13)                (396,893)            (141,631)

Other expense (Note 14)                 404,427              214,170

Loss before provision (benefit)
 for income taxes                     1,260,240            2,276,162

Benefit for income taxes (Note 11)           --                   --

Net Loss                             $1,260,240          $ 2,276,162

Net loss per common share
and common share equivalent (Note 1)      $ .36                $ .66


Weighted average common shares and common
share equivalents outstanding (Note 1)3,508,799            3,474,307









See Independent Auditor's Report and Accompanying Notes.
                                 -24-

               RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CHANGES
                        IN SHAREHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 1995 AND 1994


                                Common Stock   Accumulated
                         Shares       Amount       Deficit       TOTAL


Balance at
December 31,1993      3,269,532   $8,097,223  $(1,280,323)  $6,816,900

Purchase of
treasury stock          (1,500)      (4,500)       (4,500)

Net loss                                       (2,276,162) (2,276,162)

Balance at
December 31, 1994     3,268,032    8,092,723   (3,556,485)   4,536,238

Purchase of treasury
stock                   (4,932)      (3,453)       (3,453)

Net loss                                       (1,260,240) (1,158,926)

Balance at December 31,
1995                  3,263,100   $8,089,270  $(4,816,725)  $3,373,859




















       See Independent Auditor's Report and Accompanying Notes.
                                 -25-

               RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1995 AND 1994


 1995                                      1994

Cash flows from operating activities:
Net Loss                           $(1,260,240)         $(2,276,162)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation                            150,481              143,412
Amortization of research and development
 costs                                   23,840               17,664
Bad debt expense                        235,000                   --
Loss on sale and disposal of
fixed assets                             35,142              166,701
Gain on sale of home                   (25,863)                   --
Impairment loss on fixed assets          25,666                   --
Impairment loss on research and
development costs                        49,483                   --
Inventory write-down                    200,593                   --
Change in assets and liabilities:
 (Increase) decrease in:
 Accounts receivable                    134,844               95,963
 Inventories                             22,105             (40,828)
 Prepaid and other current assets        22,229               23,882
 (Decrease) in:
 Accounts payable and accrued expenses (10,319)            (253,555)

 NET CASH (USED IN) OPERATING
ACTIVITIES                            (397,039)          (2,122,923)

Cash flows from investing activities:
Purchase of property and equipment     (28,914)            (329,417)
Purchase of securities                (518,362)                   --
Proceeds from sale of fixed assets       52,890                   --
Proceeds from sale of home              225,473                   --
Increase in loans receivable          (213,976)            (155,000)
Increase in loans receivable - officers (7,100)                   --
(Increase) decrease in other assets       (200)               52,875

 NET CASH (USED IN) INVESTING
ACTIVITIES                            (490,189)            (461,542)





       See Independent Auditor's Report and Accompanying Notes.
                                 -26-

               RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1995 AND 1994


                                           1995                 1994

Cash flows from financing activities:
Principal payments on borrowings,
including capital lease obligations  $ (51,689)           $ (36,002)
Repurchase of common stock              (3,453)              (4,500)

 NET CASH (USED IN) FINANCING
ACTIVITIES                             (55,142)             (40,502)



NET DECREASE IN CASH                  (942,370)           (2,624,967)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR            2,923,5875
,548,554

CASH AND CASH EQUIVALENTS,
AT END OF YEAR                      $ 1,981,217          $ 2,923,587


SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

Cash payments for:

 Interest                              $ 22,911             $ 17,093


















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









                                 -34-
               RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1995 AND 1994
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

13.  OTHER INCOME:

Other income consists of the following as of December 31, 1995 and 1994:

                                           1995                 1994

Interest Income                       $ 157,822            $ 141,631
Gain on Sale of Home (Note 5)            25,863                   --
Settlement with Pride Integrated
 Services, Inc. (Note 8)                213,208                   --
                                      $ 396,893            $ 141,631

14.  OTHER EXPENSE:

Other expense consists of the following for the years ended December 31, 1995 and 1994:

                                           1995                 1994

Loss on disposal of fixed assets       $ 35,142            $ 166,702
Impairment Loss on R&D (Note 6)          49,482                   --
Impairment Loss on Fixed Assets (Note 5) 25,666                   --
Use taxes and interest                   47,329                   --
Interest Expense                         11,808               17,094

               RGB COMPUTER & VIDEO, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1995 AND 1994
                   See Independent Auditor's Report


14.  OTHER EXPENSE: (continued)

Write Off of Note Receivable from Opal
 Technologies (Note 8)                  185,000                   --
Write Off of Note Receivable from former
 officer (Note 15)                       50,000                   --
Miscellaneous Expense                        --               30,375
                                      $ 404,427            $ 214,171


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











                                 -40-
=========================================================================
ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

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

Signature                      Title                     Date


                          Chairman of the Board of  October 2, 1996
________________________  Directors
Frank W. Brooks


//Robert L. Gilbert, III Chief Executive Officer, October 2, 1996 ________________________ President and Director
Robert L. Gilbert, III

                          Vice President -
                          Finance, Treasurer,       October 2, 1996
//Cynthia T. Gilbert      Secretary and Director
________________________  Director
Cynthia T. Gilbert


// William M. Schmidt
________________________  Director
William M. Schmidt                                  October 2, 1996


// Eugene V. Horanoff
________________________  Director
Eugene V. Horanoff                                 October 2, 1996


//Jeffrey W. Brooks
________________________  Director                 October 2, 1996
Jeffrey W. Brooks