Form 10-Q/A
period 1996-06-30
RGB COMPUTER & VIDEO INC
filed 1996-10-03
CIK 902056

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

Item 1.                  Financial Statements

                        Saf T Lok Incorporated
                            & Subsidiaries
                      Consolidated Balance Sheets

                                ASSETS
                                                June 30, 1996           December 31, 1995
                                                (unaudited)
CURRENT ASSETS
  Cash                                          $    34,607             $   119,638
  Marketable Securities                             122,483               1,861,579
  Securities, available for sale                    839,997                 518,362
  Accounts receivable                                19,880                   7,331
  Inventories                                       557,962                 282,471
  Loans receivable - employees                        5,629                   8,516
          Total current assets                    1,580,558               2,797,897

Property and equipment, net of
  accumulated depreciation                        1,142,982                 408,827

Loan receivable                                     207,070                 213,976
Loans receivable - officers                          25,803                  18,100
Other assets                                         37,066                   2,070

                                                $ 2,993,479              $3,440,870

   LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses         $   291,078             $   153,810
  Current maturities of long-term debt               20,550                     ---
  Current maturities of capital lease
    obligations                                       6,926                  14,515
  Notes payable                                          --                      --

          Total current liabilities                 318,554                 168,325

Long-term debt, net of current maturities            90,000                     ---

Capital lease obligations, net of current
  maturities                                            ---                     ---

TOTAL LIABILITIES                               $   408,554             $   168,325

Commitments
Shareholders' Equity
  Common stock, no par value, authorized
    10,000,000 shares; 5,522,057 and 3,268,032
    issued and outstanding June 30, 1996 and
    December 31, 1995 respectively
                                                  8,615,809               8,089,270
  Accumulated deficit                            (6,030,884)             (4,816,725)
          Total Shareholders Equity               2,584,925               3,272,545

          Total Liability &
          Shareholders' Equity                  $ 2,993,479             $ 3,440,870

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

          (3) On October 2nd, 1996 a Form 8-K/A was filed in response to the Commission's Request.

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

Signature                                       Date


//Frank W. Brooks
__________________      Chairman of the         October 2, 1996
Frank W. Brooks         Board


//Robert L. Gilbert     Chief Executive Of
__________________      ficer, President and    October 2, 1996
Robert L. Gilbert,      Director
III


//Cynthia T Gilbert     Vice President -
__________________      Finance, Treasurer,     October 2, 1996
Cynthia T. Gilbert      Secretary and Director


//William M. Schmidt
__________________                              October 2, 1996
William M. Schmidt      Director


//Jeffrey Brooks
__________________                              October 2, 1996
Jeffrey Brooks          Director


==========================================================================
                                                            End of Page 13
==========================================================================