Form 10-Q/A
period 1996-06-30
RGB COMPUTER & VIDEO INC
filed 1996-10-08
CIK 902056

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


                          Saf T Lok Incorated
                            & Subsidiaries

                                 INDEX

               PART I.   FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Consolidated Balance Sheets - June 30, 1996 (unaudited)
                and December 31, 1995....................................   3

                Consolidated Statement of Income - Six-month period
                ended June 30,1996(unaudited) and 1995      .............   4

                Consolidated Statement of Cash Flows - Six-month period
                ended June 30, 1996 (unaudited) and 1995.................   5

                Notes to Consolidated Financial Statements (unaudited)...  6-7

Item  2.        Management's Discussion and Analysis or Plan  of
                Operation................................................  8-9


               PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings........................................   10

Item 6.         Exhibits and Reports on Form 8-K.......................  11-12


                Signatures.............................................     14



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

          (27) Financial Data Schedule

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

                           EXHIBIT 27

                     Financial Data Schedule


[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of income filed with the Company's 10-Q filing for the quarter ended June 30, 1996 and is qualified in its entirety by reference to such financial statements.
[/LEGEND]
[CIK] 0000902056
[NAME] SAF T LOK, INC.
[MULTIPLIER] 1

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                          34,507
[SECURITIES]                                   962,480
[RECEIVABLES]                                   19,880
[ALLOWANCES]                                         0
[INVENTORY]                                    557,962
[CURRENT-ASSETS]                             1,580,588
[PP&E]                                       1,142,982
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               2,993,479
[CURRENT-LIABILITIES]                          318,554
[BONDS]                                         90,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                   2,584,925
[TOTAL-LIABILITY-AND-EQUITY]                 2,993,479
[SALES]                                        140,991
[TOTAL-REVENUES]                               140,991
[CGS]                                          145,931
[TOTAL-COSTS]                                  145,931
[OTHER-EXPENSES]                             1,240,222
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                            (1,214,159)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                        (1,214,159)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (1,214,159)
[EPS-PRIMARY]                                    (.23)
[EPS-DILUTED]                                    (.23)


==========================================================================
                                                            End of Page 13
==========================================================================



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

Signature                                       Date


//Frank W. Brooks
__________________      Chairman of the         October 8, 1996
Frank W. Brooks         Board


//Robert L. Gilbert     Chief Executive Of
__________________      ficer, President and    October 8, 1996
Robert L. Gilbert,      Director
III


//Cynthia T Gilbert     Vice President -
__________________      Finance, Treasurer,     October 8, 1996
Cynthia T. Gilbert      Secretary and Director


//William M. Schmidt
__________________                              October 8, 1996
William M. Schmidt      Director


//Jeffrey Brooks
__________________                              October 8, 1996
Jeffrey Brooks          Director


==========================================================================
                                                            End of Page 14
==========================================================================