Form 10QSB
period 1996-09-30
RGB COMPUTER & VIDEO INC
filed 1996-11-12
CIK 902056

_______________________________________________________________________________
_______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________

                                 FORM 10-QSB

[ X]           Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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

                         Telephone No. (561) 743-5625
                            _______________________
                           RGB COMPUTER & VIDEO INC.
             (Former name, former address and former fiscal year,
                        if changed since last report.)
                           _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No __

As of November 4, 1996 there were 5,522,057 shares of the registrant's $0.01 par value common stock outstanding.

Transitional Small Business Disclosure Format: Yes __ No X
_______________________________________________________________________________
_______________________________________________________________________________

                            Saf T Lok Incorporated
                                & Subsidiaries

                                     INDEX




                        PART I.   FINANCIAL INFORMATION
                                                                       Page No.
Item 1.     Financial Statements:

            Consolidated Balance Sheets - September 30, 1996
            (unaudited) and December 31, 1995                               3

            Consolidated Statement of Income - Three-months and
            Nine-month period ended September 30, 1996(unaudited)
            and 1995                                                        4

            Consolidated Statement of Cash Flows - Nine-month period
            ended September 30, 1996(unaudited) and 1995                    5

            Notes to Consolidated Financial Statements (unaudited)          6

Item 2.     Management's Discussion and Analysis or Plan of Operation      7-8


                          PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                9

Item 4.     Submission of matters to a Vote of Security Holders              9

Item 5.     Other Information                                                9

Item 6.     Exhibits and Reports on Form 8-K                             10-11

            Signatures                                                      12



__________

Note: Items 2 and 3 of Part II are omitted because they are not applicable.

==============================================================================
                                                                 End of Page 2
==============================================================================


Item 1.                       Financial Statements

                            Saf T Lok Incorporated
                                & Subsidiaries
                          Consolidated Balance Sheets

                                    ASSETS
                                                   Sept. 30      December 31,
                                                     1996           1995
                                                 (unaudited)
CURRENT ASSETS
 Cash                                             $ 50,558        $ 119,638
 Marketable Securities                                -0--        1,861,579
 Securities, available for sale                       -0--          518,362
 Accounts receivable                                29,283            7,331
 Inventories                                       799,560          282,471
 Loans receivable - employees                        5,499            8,516
                                                     -----            -----
 Total current assets                              884,900        2,797,897

 Property and equipment, net of
 accumulated depreciation                        1,254,089          408,827

 Loan receivable                                   388,217          213,976
 Loans receivable - officers                          -0--           18,100
 Other assets                                       38,478            2,070
                                                    ------            -----

                                               $ 2,565,684       $3,440,870
                                               ===========      ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

 CURRENT LIABILITIES
 Accounts payable and accrued expenses           $ 569,763        $ 153,810
 Current maturities of long-term debt               11,258              ---
 Current maturities of capital lease
 obligations                                         4,879           14,515
 Notes payable -- --

 Total current liabilities                         585,900          168,325
                                                   -------          -------

 Long-term debt, net of current maturities          90,000              ---
                                                    ------          -------

 Capital lease obligations, net of current
 maturities                                            ---              ---

 TOTAL LIABILITIES                               $ 675,900        $ 168,325
                                                   -------          -------
 Commitments
   Shareholders' Equity
   Common stock, no par value, authorized
   10,000,000 shares; 5,522,057 and 3,268,032
   issued and outstanding June 30, 1996 and
   December 31, 1995 respectively                8,615,809        8,089,270
 Accumulated deficit                           (6,726,025)      (4,816,725)
                                               -----------      -----------
 Total Shareholders Equity                       1,889,784        3,272,545
                                                 ---------        ---------

 Total Liability & Shareholders' Equity         $2,565,684       $3,440,870
                                                ==========       ==========

 See accompanying Notes to Financial Statements (unaudited) and   Management's
                 Discussion and Analysis or Plan of Operation.

==============================================================================
                                                                 End of Page 3
==============================================================================


                            Saf T Lok Incorporated
                                 & Subsidiary
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                   Three-month period        Nine-month period
                                  ended September 30,       ended September 30,
                                 ---------------------     --------------------
                                   1996        1995         1996         1995

Sales                          $ 57,667   $ 90,711      $198,658    $ 290,426
Cost of Sales                   141,871      21,436    (287,897)       92,675
                                -------      ------    ---------     --------


 Gross profit                 $(84,204)    $ 69,275    $(89,239)    $ 197,751


Operating Expense:

 Research and development.      82,063        5,960     141,260        14,840
 Selling expenses               490,093     109,352    1,114,321      418,081
 General and
 administrative                 230,814     194,011      687,834      427,919
 Depreciation                    52,941      61,162     144,881       142,558
                                -------     -------      -------      -------

Total operating expenses       $855,911    $370,485    2,088,296   $1,003,398


Income(loss)from Operations.  (940,115)   (301,210)  (2,177,535)    (805,647)


Non-operating income(loss)..    206,568      11,903      268,235      48,941
---------------------
Net income (loss)            $(733,547)  $(289,307) $(1,909,300)   $(756,673)
                             ==========  ========== ============  ===========

Primary and fully diluted
net income per common share      $(.13)      $(.09)       $(.37)       $(.23)

Weighted average shares
outstanding .....             5,522,057   3,268,032    5,137,711    3,268,032



  See accompanying Notes to Financial Statements (unaudited) and Management's
                 Discussion and Analysis or Plan of Operation.

==============================================================================
                                                                 End of Page 4
==============================================================================



                            Saf T Lok Incorporated
                                & Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                               Nine month period
                                ended Sept.30,
                                                     1996            1995
                                                    -----           -----
 Cash flow from operating activities: ......
  Net Income (Loss)......................     $(1,909,300)       $(756,673)
  Depreciation .......................             135,830          142,558
  Loss on Sale of equipment...........           (29,252)         (28,449)
  Amortization .......................              9,051            27,600
  (Increase) Decrease in notes receivable        (174,241)          106,738
  (Increase) Decrease in accounts
  receivable ...........................          (21,952)          (7,420)
  (Increase) Decrease in inventories ....       (501,211)           12,897
  (Increase) Decrease in other current
  assets................................         (30,558)              ---
  Increase (Decrease) in other assets....            (725)              ---
  Increase (Decrease) in accounts payable         196,768           25,430
                                                  --------          -------

 NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                         $(2,325,590)       $(477,319)

 Cash Flows from Investing Activities:
  Purchase of Property & Equipment.......       $(360,248)            $ ---
  Proceeds from sale of Prop & Equip.....          12,392          283,727
  Redemption of S/T Investments..........         518,362           300,120
  Purchase of S/T Investments............              ---         (18,520)
  Proceeds from loan rec officer.........           18,100              ---
  Decrease in loans receivable - employee           3,017               ---

 NET CASH PROVIDED (USED) BY INVESTING
 ACTIVITIES                                     $ 191,623          $565,327

 Cash Flows From Financing Activities:
  Payment on Long Term Debt..............       $(18,742)         $(18,745)
 Increase in Loan Payable - Shareholder..          120,000          (1,666)
 Payment on Capital Lease................         (9,636)              ---
  Equity changes due to acquisition.......         111,686              ---
                                                 ---------      -----------


 NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                        203,308         (20,411)

 INCREASE (DECREASE) IN CASH                   (1,930,659)          67,597

 CASH, AT BEGINNING OF PERIOD...............     1,981,217          122,498
                                                 ---------         --------

 CASH, AT END OF PERIOD.....................     $ 50,558          $190,095
                                                 =========        =========


See accompanying Notes to Financial Statements (unaudited) and Management's Discussion and Analysis or Plan of Operations.

==============================================================================
                                                                 End of Page 5
==============================================================================

                            Saf T Lok Incorporated
                                & Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                        PERIOD ENDED SEPTEMBER 30, 1996

(1) The unaudited financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10-KSB for the year ended December 31, 1995. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1995 has been omitted. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of results for the entire year ending December 31, 1996.

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

(3) On July 18, 1996 the Company held its Annual Meeting of Shareholders at which shareholders voted to change the name of the Company from RGB Computer & Video, Inc. to Saf T Lok Incorporated. In addition, the shareholders approved an increase in the number of authorized shares of Common Stock to 20,000,000 shares, $0.01 par value, eliminated staggered terms for directors and eliminated supermajority vote requirements for removal of directors and amendments to the Articles of Incorporation. The shareholders re-elected the current directors and approved an increase in the number of shares reserved for issuance under the Company's 1993 Stock Plan to 500,000 from 150,000 and approved the appointment of Michaelson & Co. P.A. as independent accountants for the Company.

(4) Pursuant to a Settlement Agreement in July, 1996, Opal Technology Pty, Ltd, and individuals agreed to pay the Company $248,000 over a five year period with the payments beginning in July, 1996. The note receivable was discounted as required by Accounting Principle Bulletin No. 21 using an 8% imputed interest rate. The discount on the note equaled $54,859 as of July, 1996 resulting in a note receivable net of discount of $193,141.
==============================================================================
                                                                 End of Page 6
==============================================================================

                            Saf T Lok Incorporated
                                & Subsidiaries

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

All sales and operating expenses for the third quarter of the year reflect activity in the Subsidiaries. There were no sales or expenses for the Parent except for attorney's fees and professional fees which related to the public company and bank charges.

Sales for the third quarter of 1996 decreased $33,044 to $ 57,667 from $ 90,711 in the prior year's comparable period. Gross margins decreased to a negative 146 percent in the current quarter compared to positive 76 percent in the quarter ended September 30, 1995. The Company reported a net loss of $733,547 or $.13 per share which is an increase from a net loss of $289,307 or $.05 a share in the similar period last year. The per share loss in the current period was based on a weighted average number of shares of 5,522,057 as compared to 3,268,032 for the comparable period in 1995.

Saf T Loks were exhibited at the NRA show in Dallas, Texas in April, the Great Outdoors Show in Memphis, Tennessee in May and the National Sheriff's Association Show in Portland, Oregon in June. In addition, Saf T Lok exhibited at the ALOA (Association of Locksmiths of America) show in New Orleans in July with a sign-up of over 250 locksmith dealers and an NRA Training Show in Alexandria, Va. in August. The Company expanded its advertising campaign to include consumer gun magazines.

Total operating expenses, including non-recurring costs, increased to $855,911 from $370,485 in the current quarter compared to the similar period last year. The selling expense component increased to $490,093 from $109,352 due to an increase in sales and marketing efforts through trade show attendance, collateral material such as brochures and increased advertising in magazines. The general and administrative expenses for the third quarter of 1996 increased to $230,814 from $194,011 from the prior year's comparable period primarily due to professional fees associated with the Annual Meeting of Shareholders, accounting fees due to the audit of Saf T Lok and research and development for new models.

The net of non-operating income and expense for the third quarter of 1996 totaled $206,568 compared to the net of non-operating income and expense for the third quarter of 1995 of $11,903. As a result, the net loss for the quarter ended September 30, 1996 was $733,547 compared to a net loss of $289,307 for the prior year's comparable period.


==============================================================================
                                                                 End of Page 7
==============================================================================

                            Saf T Lok Incorporated
                                & Subsidiaries


Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION (Continued)


Liquidity and Capital Resources

The Company's liquidity results from its 1993 public offering proceeds. Current assets consist almost entirely of cash, accounts receivables, and inventories. The Company has no significant past due receivables at September 30, 1996 which would affect liquidity.

Net cash used in operating activities was $2,325,590 for the nine months ended September 30, 1996 compared with $477,319 used by operating activities during the nine months ended September 30, 1995. For the nine months ended September 30, 1996, the principal uses of cash from operating activities were the net loss for the period, as adjusted for increases in trade receivables, current assets, and inventory. The principal sources of cash from operating activities were from adjustments for depreciation and amortization and an increase in notes receivable. In the similar period ended September 30, 1995, the principal sources of cash from operating activities were from adjustments for depreciation and amortization, and increases in accounts payable. The principal uses of cash from operating activities were a net loss for the period, as adjusted, for decrease in trade receivable, prepaid expenses and inventory. For the nine month period ended September 30, 1996, net cash provided by investing activities was $191,623 mainly from redemption of short term investments as compared to $565,327 provided by investing activities for the first nine months of 1995 which was mainly from proceeds from short term investment and sale of property and equipment. Net cash provided by financing activities was $203,308 for equity changes due to cash acquired as a result of the merger compared to net cash used by financing activities of $20,411 for payment on long term debt for the nine months ended September 30, 1995.
==============================================================================
                                                                 End of Page 8
==============================================================================

                            Saf T Lok Incorporated
                                & Subsidiaries

                          PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings.

On July 23, 1996 the Company was sued by Engineering Analysis and Solutions, Inc., an engineering firm formerly performing engineering design services for the Company. EAS Inc. claims that the Company owes EAS money pursuant to a written purchase order for engineering services. The Company answered EAS' complaint denying the material allegations of the complaint asserting a number of viable affirmative defenses and a counterclaim against EAS for damages the Company has suffered as a result of EAS' failure to provide the engineering services requisitioned by the Company.

The Company is not party in any other ongoing or pending legal proceedings, nor are any of the Company's properties the subject of litigation, and the Company is not aware of any pending or contemplated proceeding against it by governmental authorities concerning environmental matters. The Company knows of no legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4.   Submission of Matters to a vote of Security Holders.

The annual meeting of the shareholders of RGB Computer & Video, Inc. was held on Thursday, July 18, 1996. There were four proposals approved by the shareholders: a) the number of authorized shares of Common Stock was increased to 20,000,000 shares, $0.01 per share, b) the name of the Corporation was changed to Saf T Lok Incorporated, c) the staggered terms for directors was eliminated, and d) supermajority vote requirements for removal of directors and amendments to the Articles of Incorporation was eliminated. The symbol on the NASDAQ Small Cap Market changed from EDIT to LOCK.

ITEM 5.   Other Information

On July 15, 1996 a Form S-3 was filed by the Company to register 200,000 shares of stock owned by Frank Brooks, Chairman of the Company and 120,000 shares underlying warrants, owned by Barington Capital Ltd., former underwriter for the Company. This registration went effective on October 25, 1996.

On October 2, 1996 Robert L. and Cynthia T. Gilbert, officers and directors, loaned the Company $200,000.00 for operating capital. This loan is payable on or before April 1, 1997 with an option to convert to stock at $6.375 per share. In addition, as an equity kicker, the Gilberts were granted a warrant to purchase 1831 shares of stock at an exercise price of $7.65 per share.

On October 30, 1996 Robert L. and Cynthia T. Gilbert, officers and directors, loaned the Company $200,000.00 for operating capital. This loan is payable on or before April 30, 1997 with an option to convert to stock at $6.25 per share. In addition, as an equity kicker, the Gilberts were granted a warrant to purchase 1867 shares of stock at an exercise price of $7.50 per share.

==============================================================================
                                                                 End of Page 9
==============================================================================


                    PART II. OTHER INFORMATION (Continued)




Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits and Index of Exhibits

     (11) Weighted Average Number of Common Shares Outstanding

  (b)  Reports on Form 8-K


(1) On July 30, 1996 a Form 8K/A was filed to report the approval by the shareholders on July 18, 1996 to change the name of the Corporation to Saf T Lok Incorporated from RGB Computer & Video, Inc. and amend the Articles of Incorporation. In addition pro forma financial information was included reflecting the merger with Saf T Lok Corporation on February 13, 1996.

 (2) On September 10, 1996 a Form 8-K/A was filed in response to the Commission's comments on the registration statement on Form S-3 originally filed by the Corporation on July 15, 1996.



==============================================================================
                                                                End of Page 10
==============================================================================




                                  EXHIBIT 11

                            Saf T Lok Incorporated
                                & Subsidiaries

             WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

                                                     1996            1995
                                                   =======         =======

Three-month period ended:
=========================

March 31,

 Shares at beginning of period                   3,263,100        3,268,032

 Weighted average number of shares outstanding   4,614,444        3,268,032

June 30,

 Shares at beginning of period                   4,614,444        3,268,032

 Weighted average number of shares outstanding   5,740,388        3,268,032

September 30,

 Shares at beginning of period                   5,740,388        3,268,032

 Weighted average number of shares outstanding   5,522,057        3,268,032


Nine-month period ended:
=========================

September 30,

 Shares at beginning of period                  3,263,100         3,268,032

 Weighted average number of shares outstanding   5,137,711        3,268,032

==============================================================================
                                                                End of Page 11
==============================================================================
                            Saf T Lok Incorporated
                                & Subsidiaries
SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAF T LOK, INCORPORATED

                                                  By    //Robert L. Gilbert III
                                                     --------------------------
                                                         Robert L. Gilbert, III
                                                      (Chief Executive Officer)





==============================================================================
                                                                End of Page 12
==============================================================================