Form 10QSB/A
period 1996-06-30
RGB COMPUTER & VIDEO INC
filed 1996-11-18
CIK 902056

_______________________________________________________________________________
_______________________________________________________________________________

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

Sales for the third quarter of 1996 decreased $33,044 to $ 57,667 from $ 90,711 in the prior year's comparable period. Gross margins decreased to a negative 146 percent in the current quarter compared to positive 76 percent in the quarter ended September 30, 1995. The Company reported a net loss of $733,547 or $.13 per share which is an increase from a net loss of $289,307 or $.09 a share in the similar period last year. The per share loss in the current period was based on a weighted average number of shares of 5,522,057 as compared to 3,268,032 for the comparable period in 1995.

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