Form 10KSB
period 1996-12-31
RGB COMPUTER & VIDEO INC
filed 1997-04-15
CIK 902056

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                               ________________

                                  FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                  For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-11968

                            SAF T LOK INCORPORATED
                (Name of small business issuer in its charter)

            FLORIDA                          65-0142837
    (State or other jurisdiction          (I.R.S. Employer
  of incorporation or organization)      Identification No.)

   18245 S.E. Federal Highway
       Tequesta, Florida                     33469
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number: (561) 743-5625
                               ________________

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:  Yes   X   No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or in formation statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1996 were $57,349.

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $15,500,000 based upon the average bid and asked prices of such stock on March 31, 1997 as reported on the NASDAQ SmallCap Market.

On March 31, 1997 there were 5,656,223 shares of the registrant's common stock outstanding.
                     SAF T LOK INCORPORATED
                1996 ANNUAL REPORT ON FORM 10-KSB

                        TABLE OF CONTENTS

                                                             PAGE
                             PART I

Item 1.   Description of Business                              1
Item 2.   Description of Property                              8
Item 3.   Legal Proceedings                                    8
Item 4.   Submission of Matters to a Vote of Security
            Holders                                            9

                             PART II

Item 5.   Market for Common Equity and Related Shareholder
            Matters                                            9
Item 6.   Management's Discussion and Analysis or Plan of
            Operations                                        10
Item 7.   Financial Statements                                13
Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure               13

                            PART III

Item 9.   Directors, Executive Officers, Promoters and Con-
            trol Persons; Compliance with Section 16(a) of
            the Exchange Act                                  14
Item 10.  Executive Compensation                              15
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management                                    18
Item 12.  Certain Relationships and Related Transactions      19
Item 13.  Exhibits and Reports on Form 8-K                    19

                             PART I

ITEM 1.   Description Of Business.

General

Saf T Lok Incorporated (the "Company"), through its subsidiary STL Lock, Inc. ("STL") (the Company and STL are jointly referred to herein as the "Company"), designs, develops, manufactures and distributes patented and proprietary safety locks for guns. The Company's other subsidiary, RGB Video, Inc. which had been in the business of assembling, marketing and selling personal computer-based video editing systems, was dormant in 1996.

On February 13, 1996 the Company acquired Saf T Lok Corporation, a Florida corporation, through merger with a newly-formed special purpose subsidiary. Such acquisition marked the end of the Com pany's involvement in the video editing business and the commence ment of the Company's involvement in the lock business.

Organization, Initial Public Offering and Merger

The Company was incorporated in Florida in July 1989 under the name of RGB Sales and Marketing, Inc. In September 1989, Robert
L. Gilbert, III and his wife Cynthia T. Gilbert purchased certain of the assets and assumed certain of the liabilities of RGB Video Creations, Inc. These assets were contributed to the Company as its initial capitalization. In October 1989 the Company com menced the business of its predecessor, which had operated a re-tail store that sold the Amiga computer and had produced a series of tutorial programs used with software written for the Amiga platform. The Company did not continue the other lines of the predecessor's business.

The Company completed an initial public offering of its common stock on June 23, 1993. In total, the Company sold 1,340,000 shares of its common stock at an offering price to the public of $7.00 per share. Of the shares sold, 1,160,000 were sold pursu ant to the initial offering and an additional 180,000 shares were sold under the same terms and conditions by the exercise in full of the underwriter's option granted solely for the purpose of covering over-allotments. The gross proceeds to the Company from the offering, before deducting expenses of the offering and after underwriting discounts and commissions, was $8,160,600. The net proceeds to the Company from the offering, after deducting expen-ses of the offering and after underwriting discounts and commis sions, was $7,349,867.

Pursuant to an Agreement and Plan of Merger (the "Plan") dated January 10, 1996 among the Company, STL and Sphere Enterprises, Inc. ("Sphere"), Sphere, a wholly-owned subsidiary of the Compa ny, merged with and into STL with the STL shareholders receiving the Company's common shares in a reverse triangular merger. Un-der the Plan each STL common share was converted into the right to receive 15.54 common shares of the Company. On February 13, 1996, the effective date of the merger, former STL shareholders owned approximately 40 percent of the Company's outstanding com mon shares. In addition, the Plan provided for Franklin W. Brooks, the chief executive officer and majority shareholder of STL, to become Chairman of the Board of Directors of the Company. The Company's principal executive offices are located at 18245 S.E. Federal Hwy., Tequesta, Florida 33469. Its telephone number is (561) 743-5625.


                    THE GUN LOCK BUSINESS

General

STL was organized to design, develop, manufacture and market pro-prietary combination locks to prevent unauthorized use of fire-arms, including unintentional discharge by children and assail ants. The Saf T LokTM, the Company's initial product, and the Company's as-yet-unnamed second product, which is in the proto-type stage of production, are easily installed, removed and oper ated by consumers .

As a development stage entity, STL has been engaged in product and market research and development since its incorporation in 1989. STL dedicated six years to confirming the initial Saf T LokTM concept and then developing and refining a prototype pro-duct that it could use to demonstrate the appearance and function ality of the new product to investors, consumers and retail-ers. In 1996 the Company conceived, developed and produced a prototype of its second product (hereinafter, the "magazine lock") and is currently engaged in the market acceptance process.

Product development of the Saf T LokTM incorporated handgun deal-er and customer comments and suggestions concerning product de-sign, appearance, operation and use. Intensive assessment of component composition, manufacturing costs and projected retail pricing confirmed the economic feasibility of the concept.

The Initial Product

The Saf T LokTM is a mechanical combination lock that attaches to a gun. When unlocked, it does not hamper or interfere with the use of the gun. When the Saf T LokTM is engaged it locks the "safety" in the "no fire" position, blocking the normal operation of the gun and preventing the gun from being fired. (Guns with-out safeties are locked using the basic Saf T LokTM to block op-eration of other internal gun components.) There are no keys, batteries or other gadgets to lose or fail. The lock's body is positioned under and concealed by the gun grip. The lock's com bination mechanism is located at the top of the grip, where it is easily accessible.

Approximately two dozen variations of the Saf T LokTM and the magazine lock (discussed below) fit approximately 1,500,000 of the handguns sold yearly in the U.S. These variations also fit a significant portion of the over 70 million handguns estimated to exist in the U.S. retrofit market.

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

To lock the gun, the operator need only move the safety slide backwards with one finger while moving the reset slide forward with another finger. The need for this simultaneous action elim inates the possibility of accidental locking.

To unlock the gun, the operator depresses three individually pro-grammed buttons in any order without the need to look at the gun or the lock. The lock can be released in about three seconds while holding the gun in firing position. The combination can be entered short of one keystroke, permitting accelerated unlocking, for example, when a police officer is concerned that his gun may be taken from him and yet wants it readily usable. The incidence of police officers being shot with their own weapons could be sig nificantly decreased as a result of installation and utilization of the Saf T LokTM, or for that matter, the magazine lock (di scussed below).

Although each lock comes with a pre-set combination, the combi nation is changeable; the Company markets combination changing kits separate from the lock and mounting hardware.

Technical Specifications

The Saf T LokTM is designed to ensure reliable operation and long lock life under firing conditions. Gaps in the casing are de signed to prevent sand and dirt infiltration. The lock mechan-ism's nickel-plated zinc alloy composition makes it highly cor rosion-resistant. The design and layout of the mechanical parts shunt forces from firing recoil and mishandling to the lock cas ing, diminishing the potential for small parts breakage. The Saf T LokTM has passed a series of punishing tests. It has been mechanically cycled through 36,525 openings and closings without failure or indication of wear. This is the equivalent of one use per day for 100 years. It was subjected to the firing of 5000 rounds while mounted on a .45 caliber semi-automatic pistol with-out problem. The Saf T LokTM has also passed numerous tests for impact resistance and immersion in corrosive liquids and dirt.

The Company owns seven U.S. patents as assignee of Franklin W. Brooks, the inventor. Three U.S. patents are pending, as are 32 foreign patent applications. Patents cover revolvers, long-arms and semi-automatic pistols and extend coverage to externally mounted locks which act on a gun's external firing mechanism to block operation. Other patent claims cover incorporation of a lock into a gun's grip assembly, into a magazine and the use of an adapter plate to mount a lock.

The Second Product

Historically, handguns have been made with a metal frame, which requires an expensive multi-step machining process. In the late 1980s an Austrian gun manufacturer revolutionized the field by introducing plastic frame semi-automatic pistols. The plastic frame guns are lighter and can accommodate higher cartridge maga-zines. Law enforcement agencies worldwide embraced the new de-sign, which reportedly now accounts for over 60 percent of the police handgun market in the U.S. Virtually all gun manufactur-ers soon thereafter entered the field of polymer frame pistols, resulting in the redesign of traditional pistols to accommodate high capacity magazines through enlargement of gun handles.

One-piece molded plastic gun handles have no grips or screw holes to which the Saf T LokTM mounting plate can be attached. Mr.
Brooks consequently proceeded to invent a magazine-mounted Saf T
LokTM as the Company's second product.

The magazine lock is a precision miniaturized all-mechanical com-bination lock that functions the same as the Saf T LokTM. It has two buttons that function in both directions, yielding 10,000 combinations. The magazine lock is housed in the bottom of the magazine, occupying the space of two to four cartridges depending on the caliber. Otherwise the magazine functions the same in feeding cartridges as a magazine without the lock. The lock in-stalls to the gun merely by inserting the Saf T LokTM magazine.
A lever runs from the lock up the side of the magazine. When the lock is in the locked position the lever will engage the trigger bar, and either pull it away from the sear mechanism or block the rearward movement as necessary and appropriate. The lever also locks over the trigger bar, preventing the magazine from being removed.

When the four digit combination is entered with the lock buttons and the manual safety is turned, the lock snaps open allowing the lever to be disengaged from the trigger bar. The gun can then be fired or the magazine removed.

The magazine lock will also be subjected to vigorous testing.

The Market

Many reported injuries and deaths from the accidental discharge of firearms involve guns purchased for protection and stored loaded at home. Half of all U.S. households have at least one gun. Two-thirds of teen suicides involve shootings. Further-more, police officers and military personnel as well as individu-al gun owners are at risk of being shot by their own weapons grabbed by assailants.

Americans own over 70,000,000 handguns. In the 1990s, an average of 2,500,000 new handguns have been sold annually. The Company markets its products to handgun owners and buyers.

The Company's market includes both new and previously manufac tured guns (the "retrofit market"). One time sales could exceed $3 billion if all these guns are equipped with the Company's pro-ducts. These figures exclude longarms and foreign sales, both potentially significant markets. STL's initial market is the gun owner who bought or is planning to buy a gun for home defense/ self-protection and law enforcement at all levels.

Manufacturing

The Company's manufacturing process is designed to produce low-cost reliable products and to minimize overhead through subcon-tracting to specialists. Die manufacturers cast the lock compon-ents. A grip manufacturer injection-molds gun grips to house the Saf T LokTM components. An assembly shop assembles the grips and locks. All of the Company's subcontractors are recognized lead-ers in their fields and have achieved or are about to achieve ISO 9000 certification. After quality assurance testing, packaging and handling, the Saf T LokTM is ready for distribution. While the magazine lock is not yet in production, the manufacturing process for it will replicate that of the Saf T LokTM.

The lock housing is cast with channels to hold the individual com ponents. Assembly requires the lock parts to be inserted in the housing in a particular order. If incorrectly assembled, the lock will not lock. Assembly is estimated to take five minutes and testing about 30 seconds. By using contract labor, the Com pany benefits from the efficiency of volume production without the need to maintain a large staff or incur the costs and inef-ficiencies associated with a large facility.

Parts are die cast in zinc alloy, then nickel plated for addition al strength and lubricity. The Company believes that an am-ple supply of the raw materials used in the manufacture of its products is available from numerous sources at reasonable prices.

The Company utilizes a centralized distribution system for its products to assure quality.

The Company is committed to a high level of customer service, both to its retailers and consumer purchasers. It maintains an inventory of components and finished products to cover anticipa-ted orders. The Company has a toll-free assistance line to re-ceive comments from its customers. These comments and other is-sues will be used in determining prospective improvements to ex-isting products and development of new product concepts.

Marketing

The Company's target market consists of two major groups whose ownership of a handgun is primarily for home defense or to carry for self defense. Legitimate handguns for these purposes gener-ally range from .38 to .45 caliber, not .22 caliber target guns or high-powered hunting guns. Also outside the targeted market are the small caliber, inexpensive "Saturday Night Special", guns that sell mostly for under $100; the Company foresees little de-mand from those customers whose primary buying decision was based on price. Sales of this class of handguns have deteriorated in the past few years to a much smaller share of the market.

The two major target market groups are law enforcement personnel and individual gun owners. The first step was to "fill the dis tribution pipeline" so the consumer would not be inconvenienced in finding a place to purchase a gun lock. Consumers purchasing a gun must do so from a federally licensed dealer; there are ap proximately 12,000 firearms dealers in the U.S. Of these, ap proximately 8000 have annual sales in excess of $200,000 and thus are targeted by the Company. The Company exhibited at six na tional trade shows in 1996. As a result of these efforts, by year end over 1000 gun dealers had signed up to sell the Saf T LokTM. A lock was submitted to the 11,000 member Safe and Vault Technicians of America ("SAVTA") for testing and evaluation. SAVTA endorsed the Saf T LokTM as "the most important advancement in firearm safety in this century". There are approximately 35,000 locksmiths in the U.S. Contact was initiated with the largest retail locksmiths. Over 300 locksmiths have signed on as Saf T LokTM dealers. The Company's goal is to double the dealer base with qualified active retailers by the end of 1997 and has implemented several programs to accomplish that.

As the next step in the sales campaign, in December a search be-gan for manufacturers' sales representatives. These "reps" typi cally have up to 10 related products from a variety of manufac turers that they sell to gun and sporting goods dealers and dis tributors. Reps are an important part of the sales team in that they have established long term relationships with buyers. Reps also work on commission only, thus requiring no cash outlays un-til sales are made. To date the Company has engaged five large rep agencies covering 44 states and are interviewing agencies to cover the remaining six states.

Buttressing the Company's marketing efforts, there is an increas ing volume of handgun-related legislative activity in many local jurisdictions as well as at state and federal levels. At the federal level, President Clinton has directed "that every federal agency shall require child safety locking devices with every handgun issued". He also stated that "Congress should pass my proposal to require these locks with every handgun in the very near future". Other legislation activity at state and local lev-els call for similar requirements. Resulting new laws are expec-ted to have a positive effect on the Company's sales.

The Company has also marketed its products directly to firearm manufacturers. To date, the response has been underwhelming.
The Company believes the manufacturers are waiting to see if leg-islation is enacted.

Competition

The Company's products compete with other products which attempt to achieve similar objectives, such as lock boxes, trigger locks, cable locks and ring locks. Lock boxes are clumsy and therefore of little practical use to gun owners, the police or armed for-ces. If they open via a push-button mode they are difficult to operate in the dark. If they open via a key, the key must be hid den for security, thereby complicating access to the gun. Trig ger locks are difficult to operate in the dark and require separate key storage for reliable security. They are recommended only for unloaded guns, which seriously erodes the protection function of the gun. Cable locks are slow to operate and diffi cult to use in the dark. Ring locks (a magnetic lock) are very expensive (approximately $1000), require modification of a gun, require the owner to wear a special ring and give no positive indication of unlocking.

While the Company will aggressively protect its products from in-fringement, it is possible for others to copy the patented fea tures of the Company's products or the functions they serve. The Company expects that competitors will attempt to develop compar-able products, possibly reducing the Company's sales or profit margins or both. The Company's business strategy emphasizes in creasing consumer awareness of its products as well as enhancing brand name recognition. Competitors such as Master Lock Inc., maker of a trigger lock, are larger, better capitalized companies with existing distribution channels.

The Company's products will also compete at the retail store lev-el for shelf space, advertising space and promotional displays.

Governmental Regulation

The Company knows of no governmental regulation of gun safety de vices.

The Company believes that the demand for its products will in crease as media attention continues to focus on firearm-related accidents. This media attention has kept firearm safety at the forefront of public awareness. To the extent firearm safety leg-islation results from such publicity, demand for the Company's products will in all likelihood increase.

Employees

Including its executive officers, the Company had seven full-time employees, two of whom are related, as of December 31, 1996.
None of the Company's employees are covered by a collective bar gaining agreement. Management believes that the Company's rela tionship with its employees is good.

Patents, Trademarks and Proprietary Information

The Company owns seven U.S. patents.  Three patents are pending.
Patent applications have also been filed for protection in Canada and other countries.

The issued patents are dated January 29, 1991 through October 7,
1995, thus giving the Company protection with all patents until the year 2008.

The Company's patent numbers are permanently molded into adapter plates and lock housings in order to give warning to potential infringers.

Patents were obtained or applied for sequentially during the dev-elopment period of the lock. The attributes and function of the whole locking system for a gun utilize coverage from all patents. Together the issued and pending patents cover a variety of ways of locking a variety of firearms.

The Company has applied for trademark protection of its logo which includes the words "Saf T LokTM" and "Lock for Life".
These applications are expected to be approved.

ITEM 2.   Description Of Property.

The Company moved its executive office to 18245 S.E. Federal Hwy., Tequesta, Florida 33469 in February, 1996 where it leases approximately 3200 square feet at an annual rental of $48,000. The lease term is through February 1999. The Company believes such facility is adequate to meet its foreseeable requirements and it does not anticipate relocating to different facilities dur ing the remaining lease term.

ITEM 3.   Legal Proceedings.

In April 1996 the Company settled a lawsuit filed in October 1995 against the Company and two of its directors and largest individ-ual shareholders, Robert and Cynthia Gilbert, by Barington Capi tal Group, L.P. ( Barington ) by and through its general partner, LNA Capital Corp. Barington was the Company's underwriter in its initial public offering. Although not clear from the manner in which the original Complaint was pled, Barington apparently claim ed mismanagement by the Gilberts as directors of the Compa-ny, for which Barington requested money damages. In the same lawsuit Barington claimed injunctive relief on the basis that the harm allegedly done to the Company was not compensable by money damages. The settlement included relinquishment on Barington's part of its right to appoint a director to the Company's Board of Directors.

In December 1996 Lisa Broderick Fogel and her husband Bruce Fogel sued the Company and Franklin Brooks for defamation and loss of consortium arising out of her brief tenure in November 1996 as president of the Company. The Company's insurance company Reli-ance Insurance Company is defending the Company and Mr. Brooks.

In April 1997 the Company settled a lawsuit filed by Engineering Analyses & Solutions Inc. for money damages arising out of an al-leged breach of contract for engineering services. The settle ment included issuance of a nominal number of restricted shares of common stock.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 1996, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                             PART II

ITEM 5. Market for Common Equity and Related Shareholder Mat ters.

The Company's shares of common stock are listed and traded on the NASDAQ SmallCap Market under the symbol LOCK. The continuation of quotation on NASDAQ is subject to certain conditions. The failure to meet these conditions may prevent the Company's common stock from continuing to be quoted on NASDAQ and may have an ad-verse effect on the market for the Company's common stock. No assurance can be given that a trading market will be maintained for the Company's common stock.

As of March 31, 1997, there were approximately 161 holders of re cord of the Company's shares of common stock. The high and low bid prices for the Company's common shares for each quarter of 1996 and 1995 (and the first quarter of 1997) were as follows:

                                 Closing Bids

                             HIGH           LOW
   1997

First Quarter                $ 6.75         $2.13

   1996

Fourth Quarter               $10.38         $1.44

Third Quarter                $14.00         $5.00

Second Quarter               $20.00         $4.88

First Quarter                $ 9.25         $0.25

   1995

Fourth Quarter               $  .63         $ .50

Third Quarter                $  .72         $ .63

Second Quarter               $  .50         $ .50

First Quarter                $  .75         $ .50


Such prices reflect inter-dealer prices and do not reflect retail mark-ups, mark-downs or commissions.

Although there are no restrictions on the Company's ability to pay dividends to date, the Company has not declared any cash div-idends on any class of security nor does it anticipate doing so in the foreseeable future. The Company intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes.

ITEM 6.   Management's Discussion and Analysis

The Company was organized in 1989 and, prior to the merger with STL, was principally engaged in the development, sale, marketing and assembling of computer-based video editing systems. Because of the Company's redirection since the merger, small size and lack of long-term operating history, period to period comparisons of the Company's financial results are not necessarily meaningful and future results of operations may fluctuate significantly.

The following discussion should be read in conjunction with the Company's financial statements and notes thereto included in Item
13 below.

Year Ended December 31, 1996 Compared to Year Ended December 31,
1995.

1996 revenues of $57,349 derived from the sales of gun lock pro-ducts. Sales and expenses from the discontinued video production and editing business are consolidated in the entry "discontinued operations" appearing in the financial statements.

1996 was a year of transition from a video production and editing business to a lock business since the February merger. Expenses of the merger and the costs associated with closing out one busi ness and entering another were approximately $500,000.

Except for an immaterial amount of remaining inventory to be dis posed, the video production and editing business was completely phased out, resulting in a net loss of $433,626 in 1996 as com pared with $1,260,240 in 1995. Although the Company's explicit warranty obligations on the Amilink systems expired, the Company arranged for a large dealer to provide continued service and sup port. This arrangement will be cost-free to the Company and pro-vide a means to dispose of remaining inventory at the highest possible returns.

The roll out plan for the Saf T LokTM called for step by step procedures to ensure manufacturing capability, build inventory in anticipation of orders, fill the distribution pipeline and pro-mote and sell locks to the public. Significant up front expenses for tooling, advertising and promotional activities were in curred. Plan milestones were achieved in that adequate inventor-ies of salable goods exist, the planned number of gun model lock variations were developed, a network of over 1400 stocking deal-ers nationwide were furnished with point of purchase displays and starter kits and a sales force of independent manufacturer's rep-resentatives is in place. The net financial result was an oper-ating loss of $2,841,716 representing substantially promotional efforts, salaries and holding company expenses not specifically attributable to operations, leaving an overleveraged ratio of pay ables to cash. In November, salaried overhead expenditures were significantly reduced as a result of downsizing of personnel and a management wage freeze. Gross profits, at 10% of sales, were lower than normal as a result of initial promotional pricing efforts and inclusion of essential point of purchase displays in retail dealer starter packages.

Advertising efforts in 1996 were directed at gun dealers with the goal of inducing them to carry a new product. To establish cred-ibility the Company advertised in well-known gun and locksmith publications and exhibited at gun and locksmith trade shows. In addition to dealers, this advertising also reached the small "gun enthusiast" segment of the market who read industry publications. Gun owners who purchased handguns for home/self protection will be targeted in 1997.

Engineering and prototyping of the magazine lock itself is essen tially completed. Tooling must be ordered. As with the Saf T LokTM, the magazine lock itself will be the same for all gun mod-els. It is the magazine that will have to be adapted to the var-ious gun models. While the lock tooling is being built, efforts will be devoted to engineering and developing the magazine adapta tions for various models of the most popular pistols. The Com-pany hopes to minimize tooling expenses by coordinating with mag-azine manufacturers to use standard magazines with a few minor modifications.

Year Ended December 31, 1995 Compared to Year Ended December 31,
1994.

The Company's net sales for 1995 decreased by $1,526,814, or 81%, to $353,918 compared to $1,880,732 for 1994. This decrease pri-marily resulted from Commodore Electronics Ltd., owner of the Com modore Amiga computer, who on May 2, 1994 claimed insolvency and requested the Supreme Court in the Commonwealth of the Baham-as to supervise the winding up of that company. Commodore's insolvency claim had a dramatically negative impact on the mar-ketability and sales of the Company's Amiga based products. Ad-ditionally, the Company did not realize significant sales in non-Amiga based products during the year.

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

Selling expenses decreased 84%, or $962,248, to $187,080 in 1995 from $1,149,328 in 1994. In general, selling expenses decreased because net sales decreased. The Company's sales force was sys-tematically downsized during the year as the Commodore-based pro-ducts lost market stability during the year.

General and administrative expenses decreased 54%, or $1,043,725, to $890,642 in 1995 from $1,934,367 in 1994. This decrease was primarily attributable to a sales decrease and the systematic downsizing during the year.

The decrease in research and development was primarily attribut-able to finalizing the Company's development efforts on the Mic-rosoft Windows, CIP and PAL versions of its products in the previ ous year.

The net of non-operating income and expense for 1995 totaled $208,127 compared to the net of non-operating income and expense of $72,539 for 1994. Included in the net expense for 1995 was a write-off of inventory in the amount of $200,593. As a result, the net loss for 1995 was $1,260,240 compared with a net loss of $2,276,162 in 1994.

Liquidity and Capital Resources

The Company has a working capital deficiency and is contemplating an offering of equity securities to obtain additional needed work ing capital. $3,000,000 is needed to finance development of the magazine lock and to provide working capital. The Company has no commitments for any such financing and there can be no assurances that any such financing will be available on terms acceptable to the Company or at all. The Company had past due re-ceivables at December 31, 1996 in the amount of $30,000.

The Company received no monies in 1996 from the sale of common stock, options or warrants, although the Gilberts contributed $200,000 as additional capital in November 1996. Although out standing options to acquire shares of common stock contain exer cise prices that are 50% to 70% of the NASDAQ market quotation trading bid price, no monies have been paid to the Company from the exercise of options.

In October 1996 the Gilberts lent the Company $400,000. Effec tive December 31, 1996 such loan was converted into equity with the issuance of 129,032 shares of common stock at $3.10 per share.

ITEM 7.   Financial Statements.

Financial statements are submitted below in Item 13.

ITEM 8. Changes In And Disagreements With Accountants on Ac counting And Financial Disclosure.

On January 30, 1997 the Company dismissed Michaelson & Co., P.A. as its principal independent accountant and engaged Weinberg Per-shes & Company, P.A. to audit its financial statements for 1996. Michaelson had previously reported on the financial statements of the Company for 1994 and 1995. Neither of those reports con tained an adverse opinion or disclaimer of opinion or was modif-ied as to uncertainty, audit scope or accounting principles. The Company and Michaelson had no disagreements on any matter of ac-counting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Michael-son's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its re-ports.

                             PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as fol lows:

Name                               Age       Position

Franklin W. Brooks.............    62   Chairman of the Board,
                                        President, Director

Jeffrey W. Brooks..............    36   Secretary, Treasurer,
                                        Director

Robert L. Gilbert, III.........    45   Director

Eugene V. Horanoff.............    65   Director

William M. Schmidt.............    54   Director

Franklin W. Brooks, the inventor of the Company's products, serves as the Company's Chairman and President. He formed STL in 1989 and has actively participated in all organizational and fin-ancial aspects of that company. Mr. Brooks is a long-time gun owner and father of four children, the protection of whom provid-ed the impetus for the invention of the Saf T LokTM. Mr. Brooks owns Palm Beach Business Services, Inc. d/b/a Ding-A-Ling Answer ing Service in West Palm Beach, Florida, a leader in the Fort Lauderdale to Orlando market, with 85 employees.

Jeffrey W. Brooks, the son of Franklin Brooks, serves as Secre-tary, Treasurer and as a director of the Company. He joined STL in 1989 at its inception as Manager of Research & Development. Mr. Brooks has also served as General Manager of Palm Beach Busi ness Services, Inc. since 1985 and was promoted to President in 1994.

Robert L. Gilbert, III, a director since 1989, founded the Com pany in July 1989. Mr. Gilbert was the President and Chief Exec-utive Officer of the Company until he relinquished that post on November 1, 1996. Mr. Gilbert was President of RGB Video Crea-tions, Inc., the Company's predecessor, from its inception in December 1987 until he formed the Company.

Eugene V. Horanoff serves as a director and Chief Engineer of the Company. He joined STL in 1989 at the commencement of prototype development. He was instrumental in designing and engineering the Company's products. He spent 28 years with the Naval Surface Warfare Center in Silver Spring, Maryland, retiring in 1982 as a Senior Aerospace Design Engineer.

William M. Schmidt serves as a director of the Company. He joined STL in September 1995 from Ilco Unican Inc.'s Simplex Safelock Division in Greensboro, North Carolina where he was Vice President and General Manager, accountable for two commercial lock divisions with sales of $35 million.

Each of the Company's directors is elected to a one year term and until his successor is duly elected and qualified. There are no family relationships between any of the Company's directors and officers except between Franklin Brooks and Jeffrey Brooks, who are father and son. Meetings of the Board of Directors are held as necessary. Directors receive no cash compensation for their services. Directors are eligible to receive 5000 shares of com mon stock annually but no shares have been issued for such ser-vices in 1996.

In November 1996 Robert Gilbert resigned as Company President and
Cynthia Gilbert resigned as Company Vice President and as a dir-ector. The Company has not yet filled the vacancy on the Board of Directors.

ITEM 10.  Executive Compensation.

The following table sets forth certain information with respect to the annual compensation of the Company's officers for the year ended December 31, 1996. (The Company has no long-term compensa tion arrangements with any of its personnel.) No executive offi-cer received compensation exceeding $100,000.

                          Annual Compensation

    Name and                                         Other Annual
Principal Position              Year    Salary    Bonus     Compensation

F.W. Brooks                     1996    $54,167    0        $ 6,200<F3>
Chairman, President<F1>         1995      N/A      N/A        N/A
                                1994      N/A      N/A        N/A

R.L. Gilbert, Director<F2>      1996    $68,662    0        $19,500<F4>
                                1995    $85,000    0        $16,900<F4>
                                1994    $85,000    $7500    $ 8,000<F4>

J.W. Brooks, Secretary,         1996    $27,756    0          0
Treasurer, Director             1995      N/A      N/A        N/A
                                1994      N/A      N/A        N/A

<F1>
Assumed the position of Chairman in February 1996 and of President in November 1996.

<F2>
Served as President until November 1996.

<F3>
Represents non-cash compensation in the form of premiums for $1,000,000 in life insurance on the life of Mr. Brooks for the benefit of his wife. The life insurance policy has since been cancelled.

<F4>
Represents non-cash compensation in the form of use of a car and related expenses and premiums for $2,000,000 in life in surance on the life of Mr. Gilbert for the benefit of his wife. The life insurance policy has since been cancelled.

The Company has not paid any compensation to any person for ser-v ing as a director. The Company does not intend to compensate non-employee directors for serving as directors except to reimburse them for expenses incurred in connection with their service as directors. Directors who are employees receive no compensation for serving as directors.

Employment and Consulting Agreements

On February 13, 1996 the Company entered into a five-year Employ ment Agreement with Franklin Brooks at an initial annual base salary of $100,000. On November 1, 1996, Robert Gilbert and Cyn-thia Gilbert resigned from the Company, terminating their employ ment agreements. In April 1997 the Company entered into a Con sulting Agreement with Mr. Gilbert pursuant to which he agreed to provide consulting services to the Company on an as-needed basis.

Stock Plan

In March 1993, the Company established a 1993 Stock Plan (the "Plan") for employees, consultants and directors covering 150,000 shares of Common Stock. At the Annual Meeting of Shareholders held in July 1996 the shareholders authorized an increase to 500,000 shares. The Plan provides for the grant to employees of incentive stock options ("ISOs") within the meaning of Section 422 of Internal Revenue Code of 1986, as amended, and for the grant of non-qualified stock options (collectively "Options"), bonus shares ("Awards") and stock purchase rights ("Rights") to employees, consultants and non-employee directors of the Company. The Plan provides for an automatic grant of 5000 non-qualified options upon election or appointment to the Board, such options vesting semi-annually on June and December 1st, to any non-emp-loyee director and expire 10 years thereafter, provided that they are still serving as a director on the vesting date. A new grant of 5000 options is granted automatically upon reelection to the Board after all options previously granted have vested.

The Plan is administered by the Board of Directors, which has the power to determine eligibility to receive an Option, Award or Right, the terms of any Options, Awards and Rights granted, in cluding the exercise or purchase price, the number of shares sub ject to the Option, Award or Right, the vesting schedule and the term of any such Options and Rights. The exercise price of all

Options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock, the exercise price of any ISO granted must equal at least 110% of the fair market value on the grant date and the maximum term of the ISO must not exceed five years. The terms of all other Options granted under the Plan may not exceed 10 years.
The Plan requires that the price to be paid upon exercise of Rights must equal at least the fair market value of the shares as of the date the Rights are granted.

As of December 31, 1996 the Company had outstanding a total of 2,536,198 options and warrants to purchase the Company's common stock. Of these 1,600,000 are exercisable for $2.00 per share by Franklin Brooks and Robert Gilbert only if certain financial milestones are attained by December 31, 1998, 932,500 are exer-cisable for $2.50 per share by non-affiliates of the Company (including the underwriter of its inital public offering) and 3698 are exercisable for $7.50 per share by the Gilberts.

Limited Liability of Directors

Under Florida law, the Company's directors are protected against personal liability for monetary damages from breaches of their duty of care. As a result, the Company's directors will not be liable for monetary damages from negligence and gross negligence in the performance of their duties. They remain liable for mone-tary damages for any breach of their duty of loyalty to the Com pany and its shareholders, as well as acts or omissions not made in good faith or which involve intentional misconduct or a know ing violation of law and for transactions from which a director derives improper personal benefit. They also remain liable under another provision of Florida law which makes directors personally liable for unlawful dividends, stock repurchases or redemptions and expressly sets forth a negligence standard with respect to such liability. The liability of the Company's directors under federal or applicable state securities laws is also unaffected. The Company does not carry any directors liability insurance.

While the Company's directors have protection from awards of mon-etary damages for breaches of the duty of care, that does not el-iminate their duty of care. Equitable remedies, such as an in junction or rescission based upon a director's breach of the duty of care, are still available.

No Delinquent Filings

To the best of the Company's knowledge, all filings of Forms 3, 4 and 5 required to be made with the Securities and Exchange Com mission have been made.

ITEM 11.  Security Ownership Of Certain Beneficial Owners and
Management.

The following table sets forth information as of March 31, 1997 with respect to the beneficial ownership of shares of common stock by (i) each person known by the Company to be the owner of more than five percent of the outstanding shares of common stock,
(ii) each director of the Company, and (iii) all executive offi cers and directors of the Company as a group. Except as other-wise indicated, the beneficial owners of common stock listed be-low, based on information furnished by such owners, have sole in-vestment and voting power with respect to such shares, subject to community property laws, where applicable.

                              Amount and
                              Nature of
Name and Address of           Beneficial            Percent
 Beneficial Owner             Ownership             of Class

Robert L. Gilbert, III ...... 1,228,358<F1><F2>     21.72%
18245 S.E. Federal Highway
Tequesta, FL 33469

Franklin W. Brooks ..........   636,700<F3>         11.26%
7689 S.E. Rivers Edge St.
Jupiter, FL 33458

William M. Schmidt ..........   220,596              3.90%
5275 S.E. Sweetbrier Terr.
Hobe Sound, FL 33455

Eugene V. Horanoff ..........   108,508              1.92%
322 Natchez Court
Jupiter, FL 33477

Jeffrey W. Brooks ...........   155,400              2.75%
1155 Lakeshore Dr.
Lake Park, FL 33403

All Directors and Executive   2,349,561             41.54%
  Officers as a Group (Five
  Persons)

<F1>
Held by Safe-Tee Investment Group, Limited Partnership and
Locked Safely Investment Group, Limited Partnership
<F2>
Does not include option to acquire 600,000 common shares or warrant to acquire 3698 shares
<F3>
Does not include option to acquire 1,000,000 common shares

ITEM 12.  Certain Relationships and Related Transactions.

The Company employs Franklin W. Brooks as its chairman and presi dent and his son Jeffrey as its Secretary and Treasurer. The Com pany believes that the compensation paid to these individuals is no greater and no more beneficial than unrelated persons would re ceive and is fair to the Company.

ITEM 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
                              Index

Exhibit
  No.               Description


  1.      Agreement and Plan of Merger filed January 19,1996 on Form 8-K
  2. Amended and Restated Articles of Incorporation filed June 26, 1996 as exhibit to Proxy Statement
  3.      Bylaws filed June 1993 as exhibit to Registration Statement
  4.      Employment Agreement for Franklin W. Brooks*
  5.      Modification to Employment Agreement for Robert L. Gilbert*
  6.      Modification to Employment Agreement for Cynthia T. Gilbert*
  7.      Consulting Agreement for Robert L. Gilbert*
  8.      Voting Trust Agreement*
  9.      Stock Option Agreement for Franklin Brooks*
 10.      Stock Option Agreement for Robert L. Gilbert*
 11.      Stock Option Agreement for Jon C. Moyle*
 12.      Stock Option Agreement for Joseph M. Stanton*
 13.      Stock Option Agreement for James O. Pasco*
 14.      Stock Option Agreement for J. Thomas Smith*
 15.      Stock Option Agreement for Moyle Flanigan, et al.*
 16.      Stock Option Agreement for Richard P. Stanton*
 17.      Stock Option Agreement for Timothy H. Scully Jr.*
 18.      Stock Option Agreement for Theodore M. Johnson*
 19.      Stock Purchase Warrant for Barington Capital Group
           Inc. filed June 1993 as exhibit to Registration Statement
 20.      Stock Purchase Warrants for R.L. and C.T. Gilbert*
 21.      Letter on change in certifying accountants filed
           February 12, 1997
 22.      List of subsidiaries*
 23.      Severance Agreement and Release with Richard and Jean Taylor*
 24. Statement regarding computation of per share earnings (included in Financial Statements)
 25.      Financial Statements*

__________
* filed herewith

(b)  Reports on Form 8-K

1. Form 8-K filed January 19, 1996 reporting on execution of Agreement and Plan of Merger
2. Form 8-K filed February 26, 1996 reporting on consummation of merger
3. Form 8-K/A filed August 9, 1996 reporting on charter amend ments
4. Form 8-K/A filed October 3, 1996 including financial state ments
5. Form 8-K filed November 14, 1996 reporting on Lisa Broder-ick's employment
6. Form 8-K filed November 21, 1996 reporting on Ms. Broder-ick's resignation
7. Form 8-K filed February 3, 1997 reporting on change of ac counting firm
8. Form 8-K/A filed February 12, 1996 including accountant's confirmation letter

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SAF T LOK INCORPORATED

                                       //Franklin W. Brooks
                                   By:___________________________
                                      Franklin W. Brooks
April 15, 1997                        Chairman of the Board and
                                      President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                     Date


//Franklin W. Brooks
___________________________    Chairman of the         April 15, 1997
Franklin W. Brooks             Board, President



//Jeffrey W. Brooks             Secretary, Treasur-    April 15, 1997
___________________________     er and Director
Jeffrey W. Brooks


//Robert L. Gilbert
___________________________     Director               April 15, 1997
Robert L. Gilbert, III.


//Eugene V. Horanoff
___________________________     Director               April 15, 1997
Eugene V. Horanoff


//William M. Schmidt
___________________________     Director               April 15, 1997

William M. Schmidt

Exhibit
  No.               Description

  1.      Agreement and Plan of Merger filed January 19,1996 on Form 8-K
  2.      Amended and Restated Articles of Incorporation
           filed June 26, 1996 as exhibit to Proxy Statement
  3.      Bylaws filed June 1993 as exhibit to Registration Statement
  4.      Employment Agreement for Franklin W. Brooks*
  5.      Modification to Employment Agreement for Robert L. Gilbert*
  6.      Modification to Employment Agreement for Cynthia T. Gilbert*
  7.      Consulting Agreement for Robert L. Gilbert*
  8.      Voting Trust Agreement*
  9.      Stock Option Agreement for Franklin Brooks*
 10.      Stock Option Agreement for Robert L. Gilbert*
 11.      Stock Option Agreement for Jon C. Moyle*
 12.      Stock Option Agreement for Joseph M. Stanton*
 13.      Stock Option Agreement for James O. Pasco*
 14.      Stock Option Agreement for J. Thomas Smith*
 15.      Stock Option Agreement for Moyle Flanigan, et al.*
 16.      Stock Option Agreement for Richard P. Stanton*
 17.      Stock Option Agreement for Timothy H. Scully Jr.*
 18.      Stock Option Agreement for Theodore M. Johnson*
 19.      Stock Purchase Warrant for Barington Capital Group
           Inc. filed June 1993 as exhibit to Registration Statement
 20.      Stock Purchase Warrants for R.L. and C.T. Gilbert*
 21.      Letter on change in certifying accountants filed
           February 12, 1997
 22.      List of subsidiaries*
 23.      Severance Agreement and Release with Richard and Jean Taylor*
 24.      Statement regarding computation of per share
           earnings (included in Financial Statements)
 25.      Financial Statements*
__________
* filed herewith