Form 10QSB
period 1997-03-31
SAF T LOK INC
filed 1997-05-20
CIK 902056

___________________________________________________________________________

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                FORM 10-QSB
     Mark One:

           [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:
Yes X No __

As of May 1, 1997 there were 5,876,543 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format: Yes __ No X
________________________________________________________________

Part I. Financial Information

Item 1. Financial Statement.

     The required financial statements are attached hereto.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Sales for the first quarter of 1997 result entirely from the Saf T Lok product while first quarter 1996 sales were entirely from the sale of computer editing products. Any comparison between the two quarters would be pointless.

Sales of the Saf T Lok product in 1996 consisted in large part of store owners buying the deeply discounted introductory packages required of them to become an approved Saf T Lok dealer. Conversely, the customer mix for first quarter 1997 has shifted more to individual handgun owners, either directly or through the dealer network. While sales overall have been nominal this shift in customer mix is significant in that it reflects improved margins of 51% this quarter versus 10% last year.

The Company exhibited at the SHOT show in January, the North American Hunting show in February and the National Rifle Association annual meeting and the Safe and Vault Technician meeting in May. The new magazine lock was met with considerable enthusiasm at all these shows. Trade show costs were the largest selling expense for the quarter at $30,314. Trade shows provide the company with important public credibility along with the opportunity for a one-on-one demonstration of the products to potential customers and the media. Other major shows will be attended throughout the year.

The Company is continuing to take steps to reduce debt and keep expenses and cash flow in line. Since November 1996 all management salaries have been waived. A significant portion of S, G & A expenses for the first quarter are related to preparation of the 1996 annual report and audit and other non-recurring expenses.

After President Clinton's February directive for the mandatory use of "child safety locks" on handguns the National Rifle Association came out strongly against any government program to mandate the use of locks on handguns. This has had an adverse effect on sales as a large percentage of the dealers are loyal NRA supporters. However, on April 30, the Company received an endorsement from the Fraternal Order of Police "approving the Saf T Lok product as an optional means of keeping firearms safe from accidental discharge or misuse". In addition, bills have been introduced in both houses of Congress to make the sale of an attached, approved gunlock mandatory with the sale of each handgun. The Clinton initiative and the FOP endorsement are increasing public awareness of handgun safety.

The handgun owner no longer has to choose between home protection and child safety; with Saf T Lok he gets both.

Engineering and development of the magazine lock are essentially completed. Tooling and production of the lock and special magazines will require upwards of $1,000,000 to satisfy the most popular types of semi-automatic pistols. The Company is seeking sources of additional capital, mainly through sales of restricted stock. 115,385 common shares were sold on April 25, 1997, and an additional 163,846 shares were sold on May 8, 1997, raising a total of $350,000. Discussions are continuing with other potential investors. Funds will be directed towards product development and marketing efforts.




Part II. Other Information

Item 1. Legal proceedings

In December 1996 Lisa Broderick Fogel and her husband Bruce Fogel sued the Company and Franklin Brooks for defamation and loss of consortium arising out of her brief tenure in November 1996 as president of the Company. The complainants have since dropped their claims for monetary damages. Mr. Brooks has made an offer to settle the remaining issues and awaits a reply. The Company's insurance company, Reliance Insurance Company is defending the Company and Mr. Brooks.

In April 1997 the Company settled a lawsuit filed by Engineering Analyses & Solutions, Inc. for money damages arising out of an alleged breach of contract for engineering services. The settlement included issuance of a nominal number of options for shares of common stock.

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


Item 2. Changes In Securities.

On April 9, 1997, DSE, Inc. d/b/a Dayron, the lock assembly contractor, was issued 65,903 restricted common shares at $2.60 per share as payment for assembly services and tooling charges for a total of $171,347. The Company will issue 10,000 shares to DSE, Inc. to cover the cost of registration of the stock if so requested by DSE.

On April 18, 1997, the Company issued 76,509 shares of restricted common stock to Franklin W. Brooks, chairman of the Company, in exchange for the cancellation of a $150,000 loan made to the Company in the first quarter 1997 by Mr. Brooks.

On April 18, 1997, the Company issued 25,503 shares of restricted common stock to Franklin W. Brooks, chairman of the Company, in exchange for the cancellation of a $50,000 loan made to the Company in April 1997 by Mr. Brooks.


Item 3. Defaults upon Senior Securities.

None.


Item 4. Submission Of Matters To A Vote Of Security Holders.

During the first quarter of 1997, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Other Information


On May 8, 1997 the registrant issued and sold a total of 163,846 restricted shares of its common stock to a two offshore investors pursuant to Regulation S. The offering was not underwritten; a financial consultant to the registrant introduced the registrant to the investor. The aggregate sum paid in cash for the shares was $200,000, or $1.22 per share. No discounts or commissions were paid in connection with the sale.


Item 6. Exhibits and Reports on Form 8-K.

 (a) Reports on Form 8-K

1. Form 8K filed April 18, 1997, reporting on John Gardner's employment.
2. Form 8K filed April 30, 1997, reporting the sale of common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     SAF T LOK INCORPORATED



     By: //Franklin W. Brooks
       ----------------------
     (Chairman of the Board)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature      Date

//Franklin W. Brooks//   Chairman of the Board    May 20, 1997
----------------------
Franklin W. Brooks

//John L. Gardner//      Chief Executive Officer
----------------------   President and Director   May 20, 1997
John L. Gardner

//Jeffrey W. Brooks//    Secretary and Director   May 20, 1997
----------------------
Jeffrey W. Brooks

//William M. Schmidt//   Director                 May 20, 1997
----------------------
William M. Schmidt

//Robert L. Gilbert//    Director                 May 20, 1997
----------------------
Robert L. Gilbert

//Eugene V. Horanoff//   Director                 May 20, 1997
----------------------
Eugene V. Horanoff



================================================================================
 Financial Statements
================================================================================




                          SAF T LOK, INCORPORATED

                     F/K/A RGB COMPUTER & VIDEO, INC.

                                  REPORT

                           AS OF MARCH 31, 1997

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                                 CONTENTS




     PAGE     1 -  2   INDEPENDENT AUDITORS' REPORT

     PAGE     3 -  4   CONSOLIDATED BALANCE SHEETS AS OF MARCH 31,
                       1997 AND DECEMBER 31, 1996

     PAGE          5   CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED
                       MARCH 31, 1997 AND THE YEAR ENDED DECEMBER 31,
                       1996

     PAGE          6   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     PAGE     7 -  8   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                       THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     PAGE     9 - 22   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

























                       INDEPENDENT AUDITORS' REPORT



     To the Board of Directors of :
       Saf T Lok Incorporated

     We have reviewed the accompanying consolidated balance sheet of Saf T Lok Incorporated and Subsidiaries as of March 31, 1997 and the related consolidated statements of operations, consolidated changes in shareholders' equity and consolidated cash flows for the three months ended March 31, 1997. All information included in these consolidated financial statements is the representation of the management of Saf T Lok Incorporated.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and currently has a shortage of working capital. These factors indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Page Two


     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations, consolidated statement of shareholders' equity and consolidated cash flows for the year then ended (not presented herein), and in our report dated April 10, 1997, we expressed an unqualified opinion on those consolidated financial statements, but have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                              WEINBERG, PERSHES & COMPANY, P.A.


     Boca Raton, Florida
     May 10, 1997

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                        CONSOLIDATED BALANCE SHEETS
                AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                                  ASSETS

                                              MARCH 31,   DECEMBER 31,
                                                   1997          1996

     CURRENT ASSETS

      Cash and cash equivalents              $    15,465  $     88,956
      Accounts receivable (net of allowance
       for doubtful accounts of $24,500 and
       $23,000, respectively)                      8,706        10,419
      Inventories                                460,179       466,680
      Prepaid expenses                            19,709        21,111

     Total Current Assets                        504,059       587,166

     PROPERTY AND EQUIPMENT, NET OF
      ACCUMULATED DEPRECIATION                   864,406       932,028

     OTHER ASSETS

      Patents, (net of accumulated
       amortization of $38,000 and
       $28,000 respectively)                     364,147       374,147
      Loans receivable                           194,923       199,842
      Other assets                                   975           975

     Total Other Assets                          560,045       574,964

     TOTAL ASSETS                            $ 1,928,510  $  2,094,158










                    Read accountants' review report and
                notes to consolidated financial statements.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                        CONSOLIDATED BALANCE SHEETS
                AS OF MARCH 31, 1997 AND DECEMBER 31, 1996


                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                             MARCH 31, DECEMBER 31,
                                                  1997        1996

     CURRENT LIABILITIES
      Notes payable - current portion       $   71,785  $   67,353
      Accounts payable and accrued
       expenses                                777,754     836,402

     Total Current Liabilities                 849,539     903,755

     LONG TERM LIABILITIES

      Notes payable, net of current portion     42,428      58,061

     TOTAL LIABILITIES                         891,967     961,816

     SHAREHOLDERS' EQUITY

      Common Stock, $.01 par
       value, 20,000,000 shares
       authorized, 5,727,598 and
       5,651,089 shares issued
       and outstanding, respectively,
       of which 1,500 shares were
       held in treasury                         57,276      56,511
      Capital in excess of par               9,317,133   9,167,898
      Deficit                               (8,337,866) (8,092,067)

     TOTAL SHAREHOLDERS' EQUITY              1,036,543   1,132,342

     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                $1,928,510  $2,094,158






                    Read accountants' review report and
                notes to consolidated financial statements.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997
                   AND THE YEAR ENDED DECEMBER 31, 1996

                                     Capital
                    Common Stock    In Excess
                Shares     Amount     of Par      Deficit     Total

Balance-
 January 1,
 1996          3,263,100 $   32,631 $8,056,639  $(4,816,725) $3,272,545

Issuance of
 common stock
 for Saf T Lok
 merger        2,238,957     22,390    504,149            -     526,539

Issuance of
 stock for
 settlement of
 lawsuit          20,000        200      8,400            -       8,600

Capital
 Contribution          -          -    200,000            -     200,000

Issuance of
 common stock    129,032      1,290    398,710            -     400,000

Net loss               -          -          -   (3,275,342) (3,275,342)

Balance -
 December 31,
 1996          5,651,089     56,511  9,167,898   (8,092,067)  1,132,342

Issuance of
 common stock     76,509        765    149,235            -     150,000

Net Loss               -          -          -     (245,799)   (245,799)

BALANCE -
 MARCH 31,
 1997          5,727,598 $   57,276 $9,317,133  $(8,337,866) $1,036,543



                    Read accountants' review report and
                notes to consolidated financial statements.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                   1997         1996

     Revenue                                $    27,415  $         -

     Cost of Sales                               13,397            -

     Gross Profit                                14,018            -

     Selling, General and Administrative
      Expenses                                  214,694      336,120

     Depreciation and Amortization               45,123       13,875

     Loss from continuing operations           (245,799)    (349,995)

     Loss from discontinued operations                -     (181,387)

     Net loss                               $  (245,799) $  (531,382)

     Loss per common share

     Loss from continuing operations              $(.04)       $(.08)

     Loss from discontinued operations                -         (.04)

     Net loss                                     $(.04)       $(.12)

     Weighted average number of
      common shares outstanding               5,651,089    4,614,444











                    Read accountants' review report and
                notes to consolidated financial statements.
                                     6

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                  1997          1996

     Cash flows from operating activities:
      Loss from continuing operations      $  (245,799)  $  (349,995)
      Loss from discontinued operations              -      (181,387)
      Adjustments to reconcile net (loss)
       to net cash (used in) operating
       activities:
        Depreciation and amortization           45,123        24,322
        Bad debt expense                         1,500            15
        Loss on sale and disposal of
         fixed assets                             -             (932)
        Exchange of fixed asset in payment
         of consulting fees                     22,734          -
        Change in assets and liabilities:
         (Increase)decrease in:
          Accounts receivable                      213       (21,006)
          Inventories                            6,501      (110,783)
          Prepaid and other current assets       1,402       (54,275)
         Increase (decrease)in:
          Accounts payable and accrued
           expenses                            (58,648)          630

               NET CASH (USED IN)
                OPERATING ACTIVITIES          (226,974)     (693,411)

     Cash flows from investing activities:
      Purchase of property and equipment             -      (473,019)
      Proceeds from sale of fixed assets             -         7,775
      Proceeds from loans receivable             4,919         1,107
      (Increase) decrease in loans
       receivable-officers                           -        (7,203)
      (Increase) decrease in other assets            -           676

               NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES             4,919      (470,664)






                    Read accountants' review report and
                notes to consolidated financial statements.
                                     7

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                  1997           1996
     Cash flows from financing activities:
      Principal payments on borrowings,
       including capital lease obligations      (1,436)        (4,114)
      Proceeds from sale of common stock       150,000              -
      Equity changes due to acquisition              -        434,623

               NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES           148,564        430,509

     NET DECREASE IN CASH                      (73,491)      (733,566)

     CASH AND CASH EQUIVALENTS, AT
      BEGINNING OF YEAR                         88,956      2,499,579

     CASH AND CASH EQUIVALENTS, AT
      END OF YEAR                          $    15,465    $ 1,766,013


     SUPPLEMENTAL DISCLOSURES OF CASH
      FLOW INFORMATION:

          Cash payments for:
            Interest                       $       212    $         -


     NON-CASH INVESTING AND FINANCING ACTIVITIES:
     In February 1996, the Company merged with Saf T Lok, Incorporated by issuing 2,238,957 shares of the Company's common stock in exchange for 100% of the outstanding stock of Saf T Lok Corporation. The transaction was recorded under the purchase method and the common stock was valued at $527,000.








                    Read accountants' review report and
                notes to consolidated financial statements.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE  1 - GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has discontinued its previous core business and acquired a new business and has minimal cash to operate at March 31, 1997. The Company's continuation as a going-concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and ultimately attain profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts that might be necessary should the Company be unable to continue as a going concern.

     NOTE  2 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     A.  Nature of business

     Saf T Lok Incorporated F/K/A RGB Computer & Video, Inc. (the "Company") was incorporated in Florida in July 1989 under the name RGB Sales and Marketing, Inc. In 1993, the Company completed an initial public offering of common stock. The Company was principally engaged in the development, sale, marketing and assembling of computer based editing systems until the merger with Saf T Lok Corporation in February 1996 (See Note 14).

     Saf T Lok Corporation was organized to design, develop, manufacture and market a patented and proprietary combination lock for firearms known as the Saf T Lok. The initial production of the Saf T Lok products is designed to prevent the unauthorized use of firearms, including unintentional discharge by children or intentional discharge by assailants. The management of the Company intends to focus the Company's resources on marketing and developing

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE  2 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)


     the Saf T Lok products due to management's positive expectation of the performance and future profitability of these products. Furthermore, as a direct result of the Company's historical operating losses and lack of competitiveness, management has discontinued its old business.

     B.  Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its 100% wholly owned subsidiaries, RGB Video, Inc. and Saf T Lok, Inc. All material intercompany transactions, accounts and profits have been eliminated.

     C.  Revenue recognition

     The Company recognizes revenue when products are sold and shipped.

     D.  Statement of cash flows

     For purposes of this statement, the Company considers all liquid investments purchased an original maturity of three months or less to be cash equivalents.

     E.  Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, whichever is less.

     F.  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided on accelerated and straight-line methods over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred;

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE  2 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

     major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

                                                      Years
          Furniture and fixtures                 7 - 10
          Automobile                               5
          Equipment                              3 - 10
          Leasehold improvements                 1 - 2
          Software                               3 - 5

     G.  Income Taxes

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

     H.  Loss Per Common Share

     Loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. Warrants, stock options, and underwriter's options are antidilutive.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE  2 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)


     I.  Significant Concentration of Credit Risk

     The Company had concentrated its credit risk for cash by maintaining deposits in banks located within the same geographic region. The maximum loss that would have resulted from risk totalled $-0- and $5,000 as of March 31, 1997 and December 31, 1996 for the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by federal insurance.

     J.  Discontinued Operations

     The Company experienced a substantial drop in sales in 1996 and 1995. This is largely the result of the discontinuation of production of the Amiga Computer by Commodore Electronics Ltd. after claiming insolvency in May 1994 and the decision by the Company's management to discontinue these operations and acquire a company in another line of business that would provide better long term prospects. In February 1996, the Company acquired Saf T Lok Corporation as described in Note 14.


     NOTE  3 - INVENTORIES

     Inventories are comprised of the following as of March 31, 1997 and December 31, 1996:
                                     1997          1996
     Raw Materials and
      Furnished goods            $460,179      $466,680

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE  4 - PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following as of March 31, 1997 and December 31, 1996:

                                     1997          1996

     Equipment                 $  373,344    $  373,344
     Furniture and fixtures        52,997        52,997
     Automobile                         -        34,000
     Tools and dies               762,560       762,560
     Software                      37,214        37,214
     Leasehold improvements        11,436        11,436
                                1,237,551     1,271,551
     Less accumulated
      depreciation                373,145       339,523

                               $  864,406     $ 932,028


     NOTE  5 - LOANS RECEIVABLE

     Loans receivable consisted of a promissory note due from Opal Technologies ("Opal"). The note had an original interest rate of eight percent and an annual interest rate of eighteen percent after the note becomes due. However, no interest had been accrued due to the fact that it seemed doubtful that the interest would be received.

     Although the Company continued to aggressively try to collect on the note receivable from Opal, the ability to collect seemed doubtful. Therefore, the note has been written off to bad debt expense as of December 31, 1995. In 1996, the Company located the principals of Opal and renegotiated the note receivable calling for total payments of $248,000 including interest over a five year period. The Company will recognize income as payments are received.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE  5 - LOANS RECEIVABLE  (CONTINUED)

     Pursuant to a settlement agreement dated September 27, 1995, Pride Integrated Services, Inc. agreed to pay the Company $310,000, including interest over a ten year period with the payments beginning in October 1995. The settlement resulted from a suit filed by the Company against Pride Integrated Services, Inc. in October, 1993, alleging copyright infringement and misappropriation of trade secrets. The note receivable was discounted as required by Accounting Principle Bulletin No. 21 using an 8% imputed interest rate. The discount on the note equaled $93,024 as of December 31, 1995. The balance of the note receivable net of discount is $194,923 and $199,842, as of March 31, 1997 and December 31, 1996, respectively.

     NOTE  6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts   payable   and  accrued  expenses  are  comprised   of   the
     following as of March 31, 1997 and December 31, 1996:

                                          1997           1996
          Accounts payable            $655,567       $714,215
          Accrued payroll and
           payroll taxes               122,187        122,187
                                      $777,754       $836,402

     The officers have waived $64,167 in salaries for the quarter ended March 31, 1997.

     NOTE  7 - NOTES PAYABLE

                                           March 31,   December 31,
                                          1997           1996

     Note Payable - Bank
      collateralized by
      an automobile, payable
      in monthly installments
      of $549 including interest
      at 8% due October 25, 1998.
      This note was assumed by
      one of the former Chief
      Executive Officers.           $        -  $     11,201

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE  7 - NOTES PAYABLE  (CONTINUED)


     Note Payable - shareholder,
      collateralized by patents,
      payable in monthly
      installments of $3,738
      including interest at 7%, due
      March 1999                        114,213       114,213

          Total Long-Term Debt          114,213       125,414
          Current Portion                71,785        67,353

          Total Long-Term Debt, net
           of Current Portion        $   42,428   $    58,061


     The aggregate amount of long-term debt maturing in each of the next two years subsequent to March 31, 1997 is as follows:

                             1996          $ 71,785
                             1997            42,428

                                           $114,213


     NOTE  8 - INCOME TAXES

     The components of the provision (benefit) for income taxes for the three months ended March 31, 1997 and the year ended December 31, 1996 are comprised of the following:
                                     1997       1996

          Current:
             Federal             $      -  $       -
             State                      -          -
                                        -          -
          Deferred:
             Federal                    -          -
             State                      -          -
                                        -          -
                                 $      -  $       -

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE  8 - INCOME TAXES  (CONTINUED)

     The components of the net deferred tax assets and liabilities and the related tax effects as of March 31, 1997 and December 31, 1996 are comprised of the following:

                                       1997        1996

          Deferred tax assets:
             Loss carryforwards  $2,700,000  $2,640,000
                                  2,700,000   2,640,000
          Less valuation
           allowance              2,700,000   2,640,000
                                          -           -

          Deferred tax
           liabilities:
             Property and
              equipment                   -           -


          Net deferred tax
           liability             $        -  $        -


     The following table summarizes the differences between the Company's statutory federal income tax provisions and the reported income tax provision for the three months ended March 31, 1997 and the year ended December 31, 1996:

                                         1997         1996

          Provision (benefit) at
           statutory rate         $   (83,000) $(1,100,000)
          Effect of income taxes
           at lower rate               11,500       12,000
          Valuation allowance          71,500    1,088,000

                                   $        -  $         -

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE  8 - INCOME TAXES  (CONTINUED)

     As   of  December  31,  1996,  the  Company  had  net  operating  loss carryforwards subject to Code Section 382 limitations of $4,345,426 to offset future taxable income. These carryforwards expire in 2009.


     NOTE  9 - SHAREHOLDERS' EQUITY

     Increase in Authorized Shares and Change in Par Value

     On  July  18,  1996,  the  shareholders of the  Company  approved  the increase of the number of shares authorized from 10,000,000 to 20,000,000 and changed the par value from no par value to $.01 per share. The Company has retroactively adjusted the March 31, 1996 financial statements for the change in par value.


     NOTE  10 - SHAREHOLDERS' EQUITY  (CONTINUED)

     Stock Options, Issuances  and Contributions

     In March 1993, the Company established a stock option plan for employees, consultants and directors for 150,000 shares of common stock. The plan provides for an automatic grant of options for 5,000 shares vesting semiannually for one year to each nonemployee director provided that the director is still serving as a director on the vesting date.

     The exercise price of all options granted under the plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. The exercise price for any participant possessing more than 10% of the voting power of the Company's outstanding common stock must equal at least 110% of the fair market value on the grant date. As of March 31, 1997, no shares have been issued under this plan.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 10 - SHAREHOLDERS' EQUITY  (CONTINUED)

     Prior to 1996, the Company issued warrants to Barington Capital Group, L.P., the Company's underwriter in its initial public offering, to purchase 120,000 shares of the Company's common stock at an exercise price of $2.00. These warrants are outstanding as of March 31, 1997.

     In   October   1996,   the  Company  issued  warrants   to   a   major
     shareholder/officer at an exercise price of $7.50 per share.

     In October 1996, one of the major shareholders/officer of the Company contributed $200,000.

     In February 1997, the Company issued options to purchase 812,500 shares of the Company's common stock at an exercise price of $2.50 per share to various individuals and a law firm for consulting and other services.

     Effective December 31, 1996, the Company sold 129,032 shares of the Company's common stock to the major shareholder/officer of the Company for $400,000 or $3.10 per share.

     In April 1997, effective March 31, 1997, the Company sold 76,509 shares of the Company's common stock for $150,000 to a former officer.

     See Note 14 for additional stock options.


     NOTE 11 - LEASING ARRANGEMENTS


     Operating Leases

     In February 1996, the Company entered into a three year lease for its operating facility. The Company is required to pay $144,000 over the three year period. The Agreement also provided for a renewal option for three years at a base

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 11 - LEASING ARRANGEMENTS  (CONTINUED)

     rent totalling $166,830. The following are the net future minimum rental payments required under this operating lease as of December 31, 1996:

                    1997          $ 48,000
                    1998            50,400

                                  $ 98,400


     The total rent expense charged to operations was $13,505 and $15,233 for the three months ended March 31, 1997 and 1996, respectively.


     NOTE 12 - RELATED PARTY TRANSACTIONS

     A relative of certain shareholders and officers is paid $200 a month for janitorial services and was also paid for various repair and maintenance work that did not exceed $10,000 during 1997 and 1996.


     NOTE 13 - LITIGATION

     On April 3, 1996, the Company settled a lawsuit filed in October 1995 against the Company and two of its directors and largest individual shareholders, Robert and Cynthia Gilbert, by Barington Capital Group, L.P.("Barington") by and through its general partner, LNA Capital Corp. Barington was the Company's underwriter in its initial public offering. In 1996, Barington settled the lawsuit for 20,000 shares of the Company's restricted common stock.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 13 - LITIGATION  (CONTINUED)

     The Company and the former Chief Executive Officer, Franklin Brooks, are being sued by the former Chief Executive Officer for liable and slander arising from the appointment and termination of the former Chief Executive Officer. The Company is being represented by an Insurance Company. The case is in its initial stages and the Company does not anticipate a material effect on the financial statements.

     The Company was sued for alleged breach of contract for engineering service. The case was settled for $18,258 with the Company issuing stock options to purchase 4,637 shares of the Company's common stock at a purchase price of $3.9375 per share.


     NOTE 14 - BUSINESS COMBINATION

     As of February 13, 1996, a newly formed 100% wholly owned subsidiary of the Company, Sphere Enterprises, Inc., was merged with Saf T Lok Corporation, a Florida corporation, with the subsidiary continuing under the name of Saf T Lok Corporation. The merger was achieved by converting all of the outstanding shares of Saf T Lok Corporation into 2,238,957 shares of the Company, thereby allowing the original shareholders of RGB to own approximately 60% of the combined entity after the merger with a total number of shares outstanding after the merger of approximately 5.6 million shares. Also, in connection with the merger, the Company issued performance stock options for 1,000,000 shares to Frank Brooks and 600,000 shares to Robert Gilbert at an exercise price of $2 per share. The options will vest if the performance standards are reached at a rate of 1/3 annually beginning January 1, 1997 with the last third vesting January 1, 1999. In order to calculate the amount of shares that will vest each year, the annual maximum as stated above is multiplied by a fraction, the numerator of

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 14 - BUSINESS COMBINATION  (CONTINUED)

     which is STL's net income as determined in accordance with generally accepted accounting principles consistently applied before interest, taxes, depreciation and amortization less the low earnings target for each year and the denominator of which is the difference obtained by subtracting the low earnings target for any year from the high earnings target for such year as set forth in the schedule below:

              Year     Low Earnings Target   High Earnings Target
              1996       $ 2,500,000           $ 4,500,000
              1997         4,000,000             7,500,000
              1998         8,000,000            15,000,000


     In the event that options with respect to the full one million shares awarded Frank Brooks and 600,000 shares awarded Robert Gilbert have not vested by January 1, 1999, the remaining options will vest based on a fraction derived from the amount by which Saf T Lok's aggregate earnings from 1996 through 1998 exceed $14,500,000 which is the total of the low earnings target.


     NOTE 15 - SUBSEQUENT EVENTS

     On April 9, 1997, the Company issued to two former employees 30,000 shares of the Company's common stock for services rendered.

     On April 22, 1997, the Company offered to sell, under a regulation S subscription agreement, 115,385 shares of the Company's common stock at a price of $1.30 per share.

     On May 8, 1997, the Company offered to sell, under a regulation S subscription agreement, 163,846 shares of the Company's common stock at a price of $1.22 per share.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 15 - SUBSEQUENT EVENTS  (CONTINUED)

     On April 16, 1997, the Company entered into a two year Employment Agreement with a new President and Chief Executive Officer with a base salary of $100,000 plus various incentives. In addition, the Company entered into a stock option agreement with this individual to grant the individual to purchase up to 600,000 shares of the Company's common stock at an exercise price of $2.50 per share. The options expire on April 30, 2002.

     On April 7, 1997, the Company entered into a subscription agreement to issue 65,903 shares of the Company's common stock at $2.60 per share in exchange for payment for costs incurred for assembly of inventory which was included in Accounts Payable at March 31, 1997.