Form 10-Q
period 1997-06-30
SAF T LOK INC
filed 1997-07-25
CIK 902056

8

_________________________________________________________________
__

                U. S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                          _____________________

                              FORM 10-QSB
          Mark One:
[X]           Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 1997

                      OR
[  ]                Transition Report Pursuant to Section 13 or
15(d)
                   of the Securities Exchange Act of 1934

                    Commission file number 1-11968

                      SAF T LOK INCORPORATED
                (Exact name of small business issuer
                    as specified in its charter)

               FLORIDA
65-0142837
     (State  or  other jurisdiction                    (I.R.S.
Employer Identification
of incorporation or organization)                      0No.)

                       18245 S. E. Federal Hwy.
                          Tequesta, FL  33469
               (Address of principal executive offices)

                     Telephone No. (561) 743-5625
                        _______________________

         (Former name, former address and former fiscal year, if
changed since last report.)
                       _________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: Yes X No __

As of June 30, 1997 there were 6,194,235 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format:  Yes  __  No   X
________________________________________________________________

Part I. Financial Information

Item 1. Financial Statement.

     The required financial statements are attached hereto.

Item 2. Management's Discussion and Analysis or Plan of
Operation.

Sales have continued to be very modest, with disappointing results in the second quarter.

As outlined in past reports, the marketing program was to first
"fill the
pipeline", having merchandise on dealers' shelves ready for sale. Since all new gun purchases must be from a federally licensed gun dealer it was expected the dealer would have a ready made customer base to which he would merchandise
Saf T Lok( along with other handgun accessories. From these sales the company expected to generate sufficient revenue to begin the very expensive advertising campaign to the general public, bringing in sales from the much larger retrofit market segment. Thus, increasing revenues would provide increased advertising dollars, snowballing both sales and profits. The success or failure of this plan depended on the dealers' ability or willingness to merchandise Saf T Lok product.

Though in its infancy, the plan was working well until the federal intervention in the form of proposed legislation for mandatory "child safety locks". This legislation has been strongly opposed by the National Rifle Association around which have rallied a large percentage of gun dealers on whom Saf T Lok is dependent for sales. It is felt that in time this behavior from the dealers will wane, especially if customers come to their stores determined to purchase a lock.

The company has engaged a professional marketing firm, West
Marketing
Industries, to aid in increasing the awareness of Saf T Lok with the general public. While this program has just begun, ads have already been run in a regional issue of U. S. Today and another large newspaper. It is too early to determine the effects of the advertising. Other promotional efforts are underway.

The attention and enthusiasm in the law enforcement community for the magazine lock indicates a bright future for this lock. Sales of the magazine lock, due out late this year, are expected to act as a catalyst to substantially increase sales of the grip lock to the general public.

There is continuing growth in "child safety lock" legislation and regulations at the state, county and municipal levels. This is not only serving to increase public awareness for this important issue but is also bringing it acutely to the forefront with law enforcement agencies as they seek more effective ways to provide handgun security for their officers. Since the original grip lock could not be practically adapted to most guns in use by law enforcement, the magazine lock was developed. Introduced at the SHOT show this January and, following a mailing to all Sheriff's departments, the lock was exhibited at the
National Sheriff's Association show in June. The lock was met with considerable enthusiasm as it has also been in other private demonstrations with law enforcement agencies.

The Company is continuing to take steps to reduce debt and keep expenses and cash flow in line while maintaining essential operating, sales and product development efforts to insure the future growth of the Company. Since
November 1996 all management salaries have been waived or very substantially reduced. As a result, approximately $120,000 in accrued wages have been credited back to G & A expenses for this year.

Trade show expenses of $33,000 for the quarter were directed mainly at the law enforcement market. They continue to be the major direct selling expense and are paying good dividends by generating considerable interest in the magazine lock.

Fees and commissions in excess of $60,000 related to the raising of capital constitute the largest portion of G & A expenses. This expense will disappear once the Company reaches it's funding goal.

As a result of additional funds obtained this quarter the
Company's cash
position is up $148,242 to $237,198, while payables and accrued expenses
have been reduced to $527,737 (part of which relates to the
waiver of accrued
salaries). Total shareholder's equity has improved by  $381,292 to $1,513,634.
The company continues to raise additional capital for both the magazine lock project and further marketing efforts to boost sales of the grip lock. The issuance of up to $2,000,000 in 8% Convertible Debentures has been authorized and in July $550,000 worth had been sold.

With the company's funds being limited the first order of business is to complete the magazine lock, bring it to volume production before the end of this year, and intensify the sales efforts to the law enforcement market.
Marketing efforts to the law enforcement community are considerably less costly than to the general public and are expected to yield significant sales and favorable publicity.

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

In April 1997 the Company settled a lawsuit filed by Engineering
Analyses &
Solutions, Inc. for money damages arising out of an alleged breach of contract for engineering services. The settlement included issuance of options for 4637 shares of common stock at a price of $3.94 per share.

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

Item 2. Changes In Securities.

On April 9, 1997, DSE, Inc. d/b/a Dayron, the lock assembly contractor, was issued 75,903 restricted common shares at $2.60 per share as payment for assembly services and tooling charges for a total of $171,347 plus registration costs.

On April 18, 1997, the Company issued 25,503 shares of restricted common stock to Franklin W. Brooks, chairman of the Company, in exchange for the cancellation of a $50,000 loan made to the Company in April 1997 by Mr.
Brooks.

On May 1 , 1997 the Company issued 30,000 shares of restricted common stock to Richard M. and Jean Taylor as part of a release and severance agreement.

Item 3. Defaults upon Senior Securities.

None.


Item 4. Submission Of Matters To A Vote Of Security Holders.

During the second quarter of 1997, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


Item 5. Other Information

On April 25, 1997 the registrant issued and sold a total of 115,385 restricted shares of its common stock to a single offshore investor pursuant to
Regulation S. The offering was not underwritten; a financial consultant to the registrant introduced the registrant to the investor. The aggregate sum paid I n cash for the shares was $150,000, or $1.30 per share. No discounts or commissions were paid in connection with the sale.

On May 8, 1997 the registrant issued and sold a total of 163,846 restricted shares of its common stock to two offshore investors pursuant to Regulation S.
The offering was not underwritten; a financial consultant to the registrant introduced the registrant to the investor. The aggregate sum paid in cash for the shares was $200,000, or $1.22 per share. No discounts or commissions were paid in connection with the sale.

On June 11, 1997 the registrant issued and sold a total of 153,846 restricted shares of its common stock to a single offshore investor pursuant to Regulation
S. The offering was not underwritten; a financial consultant to the registrant introduced the registrant to the investor. The aggregate sum paid in cash for the shares was $200,000, or $1.30 per share. No discounts or commissions were paid in connection with the sale.

On July 15, 1997, the Company completed a sale of convertible debentures in the principal amount of $550,000 pursuant to Regulation S. The convertible debentures have a term of 5 years with 8% interest per year with the interest payable in shares of the Company's common stock. The holders of the convertible debentures have the right to convert the principle amount and accrued interest on the debentures at any time from the 41st day after the issuance of the debenture at the conversion price equal to 70% of the average closing bid price of the Company's stock during the last five trading days prior to the effective date of the conversion. In connection with the placement of this sale a cash commission, a non-accountable expense allowance, and a stock purchase warrant were paid or issued to an investment banking firm.

On May 30, 1997 the Company engaged Goldberg, Pershes and Company to be their Certified Public Accountants. This was a change from Weinberg, Pershes and Company as a result of the Company's primary contact, Paul
Pershes
withdrawing from Weinberg, Pershes and Company and forming a new company, Goldberg, Pershes and Company.

On June 27, 1997 the Company received notice from Nasdaq that it's stock would be delisted because total assets had fallen below $2 million and it's stockholder equity had fallen below $1 million as reported by the company for
March 31, 1997. The Company advised Nasdaq that it had raised additional equity capital and that, as of May 31, 1997, it met both the asset and stockholder's equity test. Nevertheless, Nasdaq advised the Company that the
Company's stock would be delisted. The Company appealed the decision and a stay of delisting was granted with a hearing date set for August 14, 1997. The company believes that it will be able to show Nasdaq that it will be able to meet the continuing listing requirements in the future and will not be delisted.


Item 6. Exhibits and Reports on Form 8-K.

 (a) Reports on Form 8-K

1. Form 8K filed April 18, 1997, reporting on John Gardner's employment.
2. Form 8K filed April 30, 1997, reporting the sale of common stock.
3. Form 8K filed June 11, 1997, reporting the sale of common stock.
4. Form 8K filed June 11, 1997, reporting change in accountant.
5. Form 8K/A filed June 18, 1997, amending report of change in accountant.
6. Form 8K/A filed June 11, 1997, amending report of change in accountant.
7. Form 8K filed June 12, 1997, reporting the sale of common stock.
8. Form 8K filed June 27, 1997 reporting the delisting notification from Nasdaq.
9. Form 8K filed July 23, 1997 reporting the sale of convertible debentures.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAF T LOK INCORPORATED

By: //Franklin W. Brooks
 (Chairman of the Board)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                 Date

//Franklin W. Brooks//          Chairman of the Board
July 25, 1997
Franklin W. Brooks

//John L. Gardner//              Chief Executive Officer
John L. Gardner                  President and Director
July 25, 1997

//Jeffrey W. Brooks//           Secretary and Director
July 25, 1997
Jeffrey W. Brooks

//William M. Schmidt//          Director
July 25, 1997
William M. Schmidt

//Robert L. Gilbert//              Director
July 25, 1997
Robert L. Gilbert

//Eugene V. Horanoff//         Director
July 25, 1997
Eugene V. Horanoff

=================================================================
===============
 Financial Statements
=================================================================
===============




                          SAF T LOK, INCORPORATED

                     F/K/A RGB COMPUTER & VIDEO, INC.

                                  REPORT

                           AS OF JUNE 30, 1997

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                                 CONTENTS




     PAGE     1 -  2   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,
                       1997  AND DECEMBER 31, 1996

     PAGE          3   CONSOLIDATED STATEMENTS OF CHANGES IN
                       SHAREHOLDERS' EQUITY FOR THE SIX MONTHS
ENDED
                       JUNE 30, 1997 AND THE YEAR ENDED DECEMBER
31,
                       1996

     PAGE          4   CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE
                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
1997 AND
                       1996

     PAGE     5 - 6   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE
                       SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     PAGE     7 - 11   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                        CONSOLIDATED BALANCE SHEETS
                AS OF JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31,
1996


                                  ASSETS

                                              JUNE 30, DECEMBER
31,
                                                   1997
1996

     CURRENT ASSETS

      Cash and cash equivalents              $   237,198  $
88,956
      Accounts receivable (net of allowance
       for doubtful accounts of $21,229 and
       $23,000, respectively)                      4,841
10,419
      Inventories                                468,748
466,680
      Prepaid expenses                            37,086
21,111

     Total Current Assets                        747,873
587,166

     PROPERTY AND EQUIPMENT, NET OF
      ACCUMULATED DEPRECIATION                   861,591
932,028

     OTHER ASSETS

      Patents, (net of accumulated
       amortization of $45,000 and
       $28,000 respectively)                     355,147
374,147
      Loans receivable                           189,279
199,842
      Other assets                                  1,695
975

     Total Other Assets                          546,121
574,964

     TOTAL ASSETS                            $ 2,155,585  $
2,094,158










                    Read notes to consolidated financial
                                   statements.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                        CONSOLIDATED BALANCE SHEETS
                AS OF JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31,
1996


                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                             JUNE 30, DECEMBER
31,
                                                  1997
1996

     CURRENT LIABILITIES
      Notes payable - current portion       $   76,217  $
67,353
      Accounts payable and accrued
       expenses                                527,737
836,402

     Total Current Liabilities                 603,954
903,755

     LONG TERM LIABILITIES

      Notes payable, net of current portion     37,996
58,061

     TOTAL LIABILITIES                         641,950
961,816

     SHAREHOLDERS' EQUITY

      Common Stock, $.01 par
       value, 20,000,000 shares
       authorized, 5,727,598 and
       5,651,089 shares issued
       and outstanding, respectively.          61,942      56,511
      Capital in excess of par               9,976,948
9,167,898
      Deficit                               (8,525,256)
(8,092,067)

     TOTAL SHAREHOLDERS' EQUITY              1,513,634
1,132,342

     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                $2,155,585
$2,094,158






                    Read notes to consolidated financial
                                   statements.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997
(UNAUDITED)
                   AND THE YEAR ENDED DECEMBER 31, 1996

                                     Capital
                    Common Stock    In Excess
                Shares     Amount     of Par      Deficit
Total

Balance-
 January 1,
 1996          3,263,100 $   32,631 $8,056,639  $(4,816,725)
$3,272,545

Issuance of
 common stock
 for Saf T Lok
 merger        2,238,957     22,390    504,149            -
526,539

Issuance of
 stock for
 settlement of
 lawsuit          20,000        200      8,400            -
8,600

Capital
 Contribution          -          -    200,000            -
200,000

Issuance of
 common stock    129,032      1,290    398,710            -
400,000

Net loss               -          -          -   (3,275,342)
(3,275,342)

Balance -
 December 31,
 1996          5,651,089     56,511  9,167,898   (8,092,067)
1,132,342

Issuance of
 common stock    543,146      5,431  809,050            -
814,481

Net Loss               -          -          -     (433,189)
(433,189)

BALANCE -
 JUNE 30,
 1997          6,194,235 $   61,942 $9,976,948  $(8,525,256)
$1,513,634


                    Read notes to consolidated financial
                                      statements.

                                    SAF T LOK INCORPORATED AND
SUBSIDIARIES
                                         F/K/A RGB COMPUTER &
VIDEO, INC.
                                 CONSOLIDATED STATEMENTS OF
OPERATIONS

                                             THREE MONTHS PERIOD
SIX MONTHS PERIOD
                                                     ENDED JUNE
30,                             ENDED JUNE 30,

                                                         1997
1996        1997                    1996

     Revenue                                       $    6,106
-             $   33,521           -

     Cost of Sales                                     4,204
-                   19,205           -

     Gross Profit                                       1,902
-                  14,316           -

     Selling, General and Administrative
      Expenses                                        146,138
491,091        360,832     827,211

     Depreciation and Amortization         41,550         6,090
86,673       19,965

     Loss from continuing operations  (  187,390)   (  517,146)
(  433,189)  (  867,141)

     Loss from discontinued operations             -
155,985              -               337,372

     Net loss                                        (  187,390)
(  673,131)     (  433,189)  (1,204,513)

     Loss per common share

     Loss from continuing operations              (.03)
(.09)                (.07)            (.17)

     Loss from discontinued operations                  -
(.03)                   -               (.07)

     Net loss
(.03)             (.12)               (.07)            (.24)

     Weighted average number of
      common shares outstanding           6,194,235    5,740,388
6,194,235   5,177,516










                     Read notes to consolidated financial
                                      statements.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)
                                              AND 1996

                                                  1997
1996

     Cash flows from operating activities:
      Loss from continuing operations      $  (433,189)  $
(867,141)
      Loss from discontinued operations              -
(337,372)
      Adjustments to reconcile net (loss)
       to net cash (used in) operating
       activities:
        Depreciation and amortization           86,673
90,130
        Bad debt expense                         2,500
146
        Loss on sale and disposal of
         fixed assets                             -
1412
        Exchange of fixed asset in payment
         of consulting fees                     22,734          -
        Change in assets and liabilities:
         (Increase)decrease in:
          Accounts receivable                    5,578
(5,789)
          Inventories                          (2,068)
(183,457)
          Prepaid and other current assets      (15,975)
(36,296)
         Increase (decrease)in:
          Accounts payable and accrued
           expenses                            (77,860)
(44,933)

               NET CASH (USED IN)
                OPERATING ACTIVITIES          (411,607)
(1,383,300)

     Cash flows from investing activities:
      Purchase of property and equipment             -
(653,941)
      Proceeds from sale of fixed assets             -
15,550
      Proceeds from Investments
518,362
      Proceeds from loans receivable             10,563
18,100
      (Increase) decrease in loans
       receivable-officers                           -
(22,916)
      (Increase) decrease in other assets             720
(699)

               NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES            11,283
(125,544)

                    Read notes to consolidated financial
                                   statements.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)
AND 1996

                                                           1997
1996
     Cash flows from financing activities:
      Principal payments on borrowings,
       including capital lease obligations      (1,436)
(7,589)
      Increase in Loan Payable-Shareholder   -
120,000
      Proceeds from sale of common stock       550,000
-
      Equity changes due to acquisition              -
421,713
      Proceeds from notes payable
(9,410)

               NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES           548,564
524,714

     NET INCREASE (DECREASE) IN CASH           148,240
(984,130)

     CASH AND CASH EQUIVALENTS, AT
      BEGINNING OF YEAR                         88,956
1,981,217

     CASH AND CASH EQUIVALENTS, AT
      END OF PERIOD                        $    237,198   $
997,087


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





                    Read notes to consolidated financial
                                   statements.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE  1

     The unaudited financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the
     Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form
     10-QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10-KSB for the year ended
December 31,
     1996. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the
     Company's financial statements for the year ended December
31, 1996 has
     been omitted. The results of operations for the six month period ended June
     30, 1997 are not necessarily indicative of results for the entire year ending
     December 31, 1997.



     NOTE  2 - INVENTORIES

     Inventories  are comprised of the following as of June 30,
1997  and
     December 31, 1996:
                                     1997          1996
     Raw Materials and
      Furnished goods            $468,748      $466,680

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE  3 - PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following as of June, 30
     1997 and December 31, 1996:


1997                                                1996

     Equipment
$  373,344                              $  373,344
     Furniture and fixtures
52,997                                    52,997
     Automobile
-                                          34,000
     Tools and dies
792,295                                 762,560
     Software
37,214                                    37,214
     Leasehold improvements
11,436                                    11,436

1,267,287                              1,271,551
     Less accumulated
      depreciation
405,696                                 339,523


$  861,591                              $ 932,028



     NOTE  4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts   payable   and  accrued  expenses  are  comprised
of   the
     following as of June 30, 1997 and December 31, 1996:

                                          1997           1996
          Accounts payable            $527,737       $714,215
          Accrued payroll and
           payroll taxes                              122,187
                                      $527,737       $836,402

     The  officers  have forgiven all accrued salaries.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE  5 - NOTES PAYABLE

                                           June 30,   December
31,
                                          1997           1996

     Note Payable - Bank
      collateralized by
      an automobile, payable
      in monthly installments
      of $549 including interest
      at 8% due October 25, 1998.
      This note was assumed by
      one of the former Chief
      Executive Officers.           $        -  $     11,201

     Note Payable - shareholder,
      collateralized by patents,
      payable in monthly
      installments of $3,738
      including interest at 7%, due
      March 1999                        114,213       114,213

          Total Long-Term Debt          114,213       125,414
          Current Portion                76,217        67,353

          Total Long-Term Debt, net
           of Current Portion        $   37,996   $    58,061

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 6 - SHAREHOLDERS' EQUITY

     On April 9, 1997, DSE, Inc. d/b/a Dayron, the lock assembly contractor, was issued 75,903 restricted shares of common stock at $2.60 per share as payment for assembly services and tooling charges as well as registration costs.

     On April 18, 1997, the Company issued 25,503 restricted shares of common stock to Franklin W. Brooks, Chairman of the Company, in payment of a $50,000 loan made to the Company by Mr. Brooks.

     On May 1, 1997, the Company issued 30,000 restricted shares of common stock to Richard M. and Jean Taylor as part of a release and severance agreement.

     In April 1997, the Company sold, under a regulation S subscription agreement, 115,385 restricted shares of the Company's common stock to a single offshore investor for $150,000.

     In May 1997, the Company sold, under a regulation S subscription agreement, 163,846 restricted shares of the Company's common stock to a single offshore investor for $200,000.

     In June, 1997, the Company sold, under a regulation S subscription agreement, 153,846 restricted shares of the Company's common stock to a single offshore investor for $200,000.

                  SAF T LOK INCORPORATED AND SUBSIDIARIES
                     F/K/A RGB COMPUTER & VIDEO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     NOTE 7 - SUBSEQUENT EVENTS

     On July 15, 1997, the Company completed a sale of convertible debentures in the in principle amount of $550,000 to foreign purchasers pursuant to Regulation S.