Form 10QSB
period 1997-09-30
SAF T LOK INC
filed 1997-11-14
CIK 902056

--------------------------------------------------------------------------------

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ---------------------

                                  FORM 10-QSB

Mark One:
  [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the Quarterly Period Ended September 30, 1997

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

                            -----------------------

             (Former name, former address and former fiscal year,
                        if changed since last report.)

                           -------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days:  Yes  X    No
                                                               ---      ---

As of October 31, 1997 there were 8,737,077 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format:  Yes     No  X
                                                             ---    ---

--------------------------------------------------------------------------------

Part I. Financial Information

Item 1. Financial Statement.

The required financial statements are attached hereto.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of important factors accompanying the forward-looking statements. The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, attached hereto, and in conjunction with the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 1997.

Sales of the Saf T Lok(TM) have continued to languish at about the same level as the previous quarter.

Surveys with gun dealers and locksmiths indicate an overall apathy towards gun safety products with the gun buying public. However, there is a bright light at the end of an ever shortening tunnel. The October 9, 1997, joint announcement by President Clinton and the major gun manufacturers to sell child safety locks with their guns not only caused considerable activity with the Company's stock but also raised the public consciousness of this important issue. As reported in the New York Times, the most recent Federal statistics report 185 children killed in accidental shootings in 1994. As a result, the firearms industry is under increasing pressure from state governments as well as the Clinton administration. Coupled with the scheduled production of the new magazine lock and increased marketing activities later this year sales are expected to show significant increases. Sales could be adversely affected by the long purchasing cycle in purchases by police departments, delays in completion of tooling for the magazine lock and changes in the regulatory environment for gun locks.

At recent trade shows, most notably the International Organization of Chiefs of Police in late October, the Company received markedly increased interest in our locks from the law enforcement community. Once the police act to secure their guns from children and other unauthorized users, the general public will not be far behind.

The Company is continuing to take steps to reduce debt and keep expenses and cash flow in line while maintaining essential operating, sales and product development efforts to insure the future growth of the Company. Since November 1996, in order to conserve cash, all management salaries have been waived or very substantially reduced. As a result, approximately $120,000 in accrued wages have been credited back to G & A expenses for this year.

$47,951 was spent on marketing activities during the quarter. The majority of that was for trade shows, primarily the Associated Locksmiths of America show in July, the Fraternal Order of Police show in August and prepaid expenses for the International Association of Chiefs of Police show in October. Both the Associated Locksmiths of America and the Fraternal Order of Police have endorsed the Saf T Lok(TM) product. All three shows generated considerably greater interest in both the magazine lock and the Saf T Lok(TM).

G & A expenses for the quarter totaled $233,200. The major portions consisted of $94,596 in placement fees and commissions related to the raising of capital, $33,793 for a variety of expenses to maintain the company listing on the Nasdaq SmallCap Market, $17,518 for expenses relating to the 1997 annual shareholder meeting, and $18,676 in product development expenses.

As a result of additional funds obtained this quarter, the Company's cash position is up $215,110 to $452,308. The remaining increase in assets is primarily due to the acquisition of tooling for the new magazine lock as it nears completion. On the other side of the balance sheet payables and accrued expenses also showed a net increase to $639,015 due to the acquisition of tooling for the new magazine lock.

With the Company's funds being limited, the first order of business continues to be to complete the magazine lock, bring it to volume production before the end of this year, and intensify the sales efforts to the law enforcement market. Marketing efforts to the law enforcement community are considerably less costly than to the general public and are expected to yield significant sales and favorable publicity. See the important factors above that could adversely affect sales.

Part II. Other Information

Item 1. Legal proceedings

In December 1996 Lisa Broderick Fogel and her husband Bruce Fogel sued the Company and Franklin Brooks for defamation and loss of consortium arising out of her brief tenure in November 1996 as president of the Company, in the Circuit Court of Martin County, Florida. The complainants have since dropped their claims for monetary damages. Mr. Brooks has made an offer to settle the remaining issues and awaits a reply. The Company's insurance company, Reliance Insurance Company is defending the Company and Mr. Brooks.

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

Item 2. Changes In Securities.

During the period of July 1, 1997 through September 30, 1997, 586,983 shares of common stock were issued due to the exercise of convertible debentures in the principal amount of $245,000.

During the period of July 1, 1997 through September 30, 1997, 93,583 shares of common stock were issued to West Marketing Industries in exchange for ongoing marketing services.

During the month of October, 1997, 1,560,264 shares of common stock were issued due to the exercise of convertible debentures and 200,000 shares were issued to John L. Gardner due to the exercise of stock options.

On November 12, 1997, the Company sold 1,500,000 shares of common stock and issued stock purchase warrants for 2,500,000 shares. Please see the Form 8-K filed on November 14, 1997.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

During the third quarter of 1997, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

The Annual Shareholders Meeting was held on October 10, 1997. The only official business was the election of Directors. All current directors were re-elected.

Item 5. Other Information

On October 22, 1997, it was announced that Senator Dennis DeConcini and Representative James Stanton have accepted appointments to the Company's Board of Directors.

The Company's listing on the Nasdaq Small Cap Market, set to expire on October 15, 1997, was conditionally extended by Nasdaq until November 15, 1997 to allow the company sufficient time to obtain more favorable terms on additional funding needed to meet shareholder's equity and total asset requirements.

Previously filed reports on Form 8-K erroneously reported the sale of a total of $725,000 in convertible debentures. The correct amount of convertible debentures sold and reported on those Form 8-Ks is $705,000.

Item 6. Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K

1. Form 8K/A filed July 1, 1997, amending report of change in accountant.
2. Form 8K filed July 2, 1997, reporting the receipt of delisting letter from Nasdaq.
3. Form 8K filed July 22, 1997, reporting the sale of convertible debentures.
4. Form 8K filed August 19, 1997, reporting the sale of convertible debentures.
5. Form 8K filed September 11, 1997, reporting conditional stock listing on Nasdaq.
6. Form 8K filed October 10, 1997, reporting the sale of convertible debentures.
7. Form 8K filed October 27, 1997, reporting the conversion of debentures.
8. Form 8K filed November 14, 1997, reporting the sale on common stock and warrants pursuant to Regulation S.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SAF T LOK INCORPORATED

                                       By: /s/ David P. Chapman
                                           --------------------
                                           David P. Chapman
                                           Chief Financial Officer
                                           Chief Accounting Officer


                                       By: /s/ John L. Gardner
                                           -------------------
                                           John L. Gardner
                                           President
                                           Chief Executive Officer

November 12, 1997

                             SAF T LOK INCORPORATED

                        F/K/A RGB COMPUTER & VIDEO, INC.

                                     REPORT

                            AS OF SEPTEMBER 30, 1997



                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                        F/K/A RGB COMPUTER & VIDEO, INC.
                                    CONTENTS


PAGE 8-9 CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996.

PAGE 10 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND THE YEAR ENDED
            DECEMBER 31, 1996.

PAGE 11 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

PAGE 12-13  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
            SEPTEMBER 30, 1997 AND 1996.

PAGE 14-16  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       F/K/A RGB COMPUTER & VIDEO, INC.
                          CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30,1997 (UNAUDITED) AND DECEMBER 31, 1996


                                    ASSETS

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    1997           1996
CURRENT ASSETS

Cash and Cash Equivalents                        $  452,308     $   88,956
Accounts Receivable
  (net of allowance for doubtful
  accounts of $13,310 and
  $23,000, respectively.)                             5,889         10,419
Inventories                                         457,950        466,680
Prepaid expenses                                     43,584         21,111
Total Current Assets                                959,731        587,166

PROPERTY AND EQUIPMENT,
  NET OF ACCUMULATED
  DEPRECIATION                                    1,092,730        932,028

OTHER ASSETS

Patents, (net of accumulated amortization
  of $53,000 and $28,000, respectively)             349,147        374,147
Loans Receivable                                    183,029        199,842
Other Assets                                            975            975

Total Other Assets                                  533,151        574,964

TOTAL ASSETS                                     $2,585,612     $2,094,158


Please read notes to consolidated financial statement

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       F/K/A RGB COMPUTER & VIDEO, INC.
                          CONSOLIDATED BALANCE SHEETS
          AS OF SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1997           1996
CURRENT LIABILITIES

Notes Payable - current portion                  $   80,649     $   67,353
Accounts Payable and accrued expenses               558,366        836,402

Total Current Liabilities                           639,015        903,755


LONG TERM LIABILITIES

Notes Payable, net of current portion                33,564         58,061
Notes Payable-Debentures                            430,000              0

Total Long Term Liabilities                         463,564         58,061

TOTAL LIABILITIES                                 1,102,579        961,816

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value,
  20,000,000 shares authorized,
  6,972,647 and 5,651,089 shares
  issued and outstanding, respectively.              69,726         56,511
Capital in excess of par                         10,239,164      9,167,898
Deficit                                          (8,825,857)    (8,092,067)

TOTAL SHAREHOLDERS' EQUITY                        1,483,033      1,132,342

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                          $2,585,612     $2,094,158

Please read notes to consolidated financial statements

                            SAF T LOK INCORPORATED
                       F/K/A RGB COMPUTER & VIDEO, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
              EQUITY FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


                                            Capital
                          Common Stock     in Excess
                        Shares     Amount    of Par     Deficit      Total

Balance-
December 31,
1996                  5,651,089    56,511  9,167,898  (8,092,067)   1,132,342

Conversion of
Debentures              586,983     5,870    264,130           -      270,000

Issuance of Common
Stock                   734,575     7,346    807,135           -      814,481

Net Loss                      -         -          -    (733,790)    (733,790)

Balance-
September 30
1997                  6,972,647    69,726 10,239,163  (8,825,857)   1,483,033


Please read notes to consolidated financial statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                          F/K/A RGB COMPUTER & VIDEO
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                THREE MONTH PERIOD       NINE MONTH PERIOD
                                ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
                                 1997         1996        1997        1996


Revenue                      $    5,010           -      38,531            -

Cost of Sales                     2,005           -      21,210            -

Gross Profit                      3,005           -      17,321            -


Selling, General and
  Administrative Expenses       273,645     565,737     634,476    1,675,180

Depreciation and
  Amortization                   29,962      45,105     116,635      144,881

Loss from continuing
  operations                   (300,602)   (557,807)   (733,790)  (1,434,594)

Loss from discontinued
  operations                          -    (137,334)          -     (474,706)

Net Loss                       (300,602)   (695,141)   (733,790)  (1,909,300)


LOSS PER COMMON SHARE

Loss from continuing
  operations                       (.04)       (.10)       (.12)        (.28)

Loss from discontinued
  operations                          -        (.03)          -         (.09)

Net Loss                           (.04)       (.13)       (.12)        (.37)

Weighted average number
  of common shares
  outstanding                 6,972,647   5,522,057   6,136,393    5,137,711

Please read notes to consolidated financial statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       F/K/A RGB COMPUTER & VIDEO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)
                                   AND 1996


                                                          1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from continuing operations                     $(574,617)  (1,434,594)
   Loss from discontinued operations                           -     (474,706)

ADJUSTMENTS TO RECONCILE NET(LOSS)
   TO NET CASH (USED IN) OPERATING ACTIVITIES:
   Depreciation and Amortization                         116,635      144,881
   Bad Debt Expense                                        2,504          146
   Loss on sale and disposal of fixed assets                   -        1,412
   Exchange of fixed asset in payment of
     consulting fees                                      22,734            -

CHANGE IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN:
   Accounts Receivable                                     4,530     (196,193)
   Inventories                                             8,730     (501,211)
   Prepaid and other current assets                      (22,473)     (30,412)
  INCREASE(DECREASE) IN:
   Accounts Payable and Accrued Expenses                (278,036)     196,768
   Other Assets                                                -         (725)

NET CASH (USED IN) OPERATING
  ACTIVITIES                                            (719,993)  (2,325,298)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                   (177,859)    (360,248)
   Proceeds from sale of fixed assets                          -       12,392
   Proceeds from investments                                   -      518,362
   Proceeds from loans receivable                         16,813       18,100
   (Increase) decrease in loans receivable-officers            -        3,017

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                            (161,046)     191,623

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       F/K/A RGB COMPUTER & VIDEO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)
                                   AND 1996


                                                 1997          1996

CASH FLOWS FROM FINANCING:
   Principal payments on borrowings,
    including capital lease obligations      $   (1,436)      (28,378)
   Increase in Loan Payable-Shareholder               -       120,000
   Proceeds from sale of common stock
    and debentures                            1,405,000             -
   Expenses from sale of common stock
    and debentures                             (159,173)            -
   Equity Changes due to acquisition                  -       111,686

NET CASH PROVIDED (USED IN) FINANCING
  ACTIVITIES                                  1,244,391       203,308

NET INCREASE (DECREASE) IN CASH                 363,352    (1,930,659)


CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                            88,956     1,981,217

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                               452,308        50,558


SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

 Cash payments for interest                  $      212             -

Please read notes to consolidated financial statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       F/K/A RGB COMPUTER & VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

     The unaudited financial information furnished herein reflects all adjustments which in the opinion of management are necessary to fairly state the company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10-KSB for the year ended December 31, 1996. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure that would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1996 has been omitted. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of results for the entire year ending December 31, 1997.


NOTE 2

     Inventories are composed of the following as of September 30, 1997 and December 31, 1996:

                                    1997              1996
     Raw Materials and
       Finished Goods             $457,950          $466,680

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       F/K/A RGB COMPUTER & VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following as of September 30, 1997 and December 31, 1996:

                                                 1997            1996

     Equipment                               $  374,260         373,344
     Furniture and Fixtures                      52,997          52,997
     Automobile                                      --          34,000
     Tools and Dies                           1,046,481         762.560
     Software                                    37,214          37,214
     Leasehold Improvements                      11,436          11,436
     Total                                    1,522,388       1,271,551

     Less accumulated depreciation              429,658         339,523

                                             $1,092,730         932,028

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are comprised of the following as of September 30, 1997 and December 31, 1996. The accrued amount is for rent for the year starting February 1997. An agreement has been reached to repay this amount in common stock. An agreement has also been reached to repay one of the Company's creditors, "The Investor Relations Company" with stock. Salaries accrued as of December 30, 1996 have all been forgiven.

                                       1997             1996

     Accounts Payable                $529,170         714,215
     Accrued payroll and taxes              -         122,187
     Accrued rent                      29,196               -

     Total                           $558,366         836,402

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       F/K/A RGB COMPUTER & VIDEO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHAREHOLDERS' EQUITY

     During the three month period of July 1, 1997 through September 30, 1997, $705,000 of convertible debentures were sold. Of this total, $245,00 was converted into 586.983 shares of common stock.

     In September, 93,583 shares of commons stock were issued to West Marketing Industries in exchange for ongoing marketing services.


NOTE 7 - SUBSEQUENT EVENTS

     During the month of October, the balance of $430,000 in convertible debentures was converted into 1,560,264 shares of common stock.

     On November 12, 1997, the Company reached an agreement to close a Regulation S offering with a group of offshore investors that will net approximately $2 million.

     During the month of October, John Gardner, President & CEO exercised a portion of his stock options and purchased 200,000 shares.