Form 10KSB
period 1997-12-31
SAF T LOK INC
filed 1998-04-16
CIK 902056

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-KSB

Mark One:
     [X]       Annual Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934.

                  For the fiscal year ended December 31, 1997

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission file number 1-11968

                            SAF T LOK INCORPORATED
                (Name of small business issuer in its charter)

            FLORIDA                                    65-0142837
 (State or other Jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

               18245 S. E. FEDERAL HIGHWAY, TEQUESTA, FL  33469
                         Telephone No. (561) 743-5625
                   -----------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $0.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:  Yes X    No___
                                                              ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in the form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.[_]

The aggregate market value of the Company's voting stock held by non-affiliates was approximately ___________ based upon the average bid and asked prices of such stock on March __, 1998 as reported on the NASDAQ SmallCap Market.

On March __, 1997 there were __________ shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders to be fined on or prior to April 30, 1998, are incorporated by reference into Part III of this Form 10-KSB

                                    PART I

                      ITEM 1. DESCRIPTION OF THE BUSINESS
GENERAL

The "Company," through its subsidiary STL Lock, Inc., designs, develops, manufactures and distributes patented and proprietary safety locks for guns.

ORGANIZATION, INITIAL PUBLIC OFFERING, AND MERGER

The Company was incorporated in Florida in July 1989 under the name of RGB Sales and Marketing, Inc. In October, 1989, the Company commenced business and operated a retail store that sold Amiga computers and produced a series of tutorial programs used with software written for the Amiga platform. The Company completed an initial public offering of its Common Stock on June 23, 1993. In total, the Company sold 1,340,000 shares of its Common Stock at an offering price to the public of $7.00 per share.

On February 13, 1996 the Company acquired Saf T Lok Corporation, a Florida corporation ("STL"), through a merger, and changed its name to Saf T Lok Incorporated. This acquisition marked the end of the Company's involvement in the video editing business and the commencement of the Company's involvement in the gun lock business.

STL had been organized in 1989 by Franklin W. Brooks to develop a proprietary gun locking device. From 1989 until February 1996, STL, as a privately held company, was a development stage company focused on developing the Saf T Lok and did not have revenues.

THE GUN LOCK BUSINESS

GENERAL

The business of the Company is to design, develop, manufacture, and market proprietary combination gun locks to prevent unauthorized use of firearms, including unintentional discharge by children and assailants. The Saf T Lok/TM/ and the Company's Magazine Lock, which is in the prototype stage of production, are easily installed, removed and operated by consumers.

As a development stage entity, STL was engaged in product and market research and development from its incorporation in 1989 until its merger with the Company. STL dedicated six years to confirming the initial Saf T Lok/TM/ concept and then developing and refining a prototype product that it could use to demonstrate the appearance and functionality of its product to consumers and retailers. In 1996, the Company conceived/TM/, developed, and produced a prototype of its Magazine Lock.

Product development of the Saf T Lok/TM/ incorporated handgun dealer and customer comments and suggestions concerning product design, appearance, operation, and use. After intensive assessment of component composition, manufacturing costs, and projected retail pricing, the Company believed that the Saf T Lok/TM/ would meet a serious need in the marketplace.

THE INITIAL PRODUCT - THE SAF T LOK/TM/

The Saf T Lok/TM/ is a mechanical combination lock that attaches to a handgun. When unlocked, it does not hamper or interfere with the use of the gun. When the Saf T Lok/TM/ is engaged, it locks the "safety" in the "no fire" position, blocking the normal operation of the gun and preventing the gun from being fired. Guns without safeties are locked using the basic Saf T Lok/TM/ to block of other internal gun components. There are no keys, batteries or other gadgets to lose or fail. The body of the lock is positioned under and concealed by the gun grip. The combination mechanism is located at the top of the grip, where it is easily accessible. The Company believes that the approximately two dozen variations of the Saf T Lok/TM/ fit approximately 40% of the handguns produced yearly in the U.S. According to the Bureau of Alcohol, Tobacco and Firearms there were 2,581,961 handguns produced in the U.S. in 1994 and 1,722,930 handguns produced in 1995. These variations also are designed to fit a significant portion of the handguns existing in the U.S. retrofit market.

Installation of the Saf T Lok/TM/ requires no modification to the gun for which it is designed. It is mounted on a plate placed under the gun's grip. The lock is installed by removal of the grip, insertion of the mounting plate and replacement of the original grip with custom rubber grips supplied with the Saf T Lok/TM/. When locked, the Saf T Lok/TM/ engages an interlock on the mounting plate and cannot be removed without special tools or damage to the gun, even if the grips are removed.

To lock the gun, the operator needs only move the safety slide backward with one finger while moving the reset slide forward with another finger. The need for this simultaneous action eliminates the possibility of accidental locking. The gun may be in a loaded condition when the operator locks the gun.

To unlock the gun, the operator depresses three individually programmed buttons in any order without the need to look at the gun or the lock. The lock can be released in about three seconds while holding the gun in firing position. For rapid unlocking, the combination can be entered short of one keystroke, permitting accelerated unlocking, for example, when a police officer is concerned that his gun may be taken from him and yet wants it readily usable.

Although each lock comes with a preset combination, the combination is changeable by the user. The Company markets combination changing kits separate from the lock and mounting hardware.

The Saf T Lok/TM/ is designed to ensure reliable operation and long lock life under firing conditions. Gaps in the casing are designed to prevent sand and dirt infiltration. The lock mechanism's nickel plated zinc alloy composition makes it highly corrosion resistant. The design and layout of the mechanical parts shunt forces from firing recoil and mishandling to the lock casing, diminishing the potential for small parts breakage. The Saf T Lok/TM/ has been mechanically cycled through 36,525 openings and closings without failure or indication of wear. This is the equivalent of one use per day for 100 years. It was subjected to the firing of 5000 rounds while mounted on a .45 caliber semi automatic pistol without problem. The Saf T Lok/TM/ has also passed numerous tests for impact resistance and immersion in corrosive liquids and dirt.

The Company owns seven U.S. patents assigned to it by Franklin W. Brooks, the inventor. In addition, 14 claims have been allowed covering all aspects of the Company's magazine lock and the issuing fee has been paid for this additional patent. Three U.S. patents are pending. These patents cover locks for revolvers, long arms and semi automatic pistols and extend coverage to externally mounted locks which act on a gun's external safety mechanism to block operation. Other patent claims cover incorporation of a lock into a gun's grip assembly, into a magazine, and the use of an adapter plate to mount a lock.

THE SECOND PRODUCT - THE MAGAZINE LOCK

Historically, handguns have been made with a metal frame, which requires an expensive multi-step machining process. In the late 1980's an Austrian gun manufacturer revolutionized the field by introducing plastic frame semi automatic pistols. The plastic frame guns are lighter and can accommodate higher cartridge magazines. Law enforcement agencies worldwide embraced the new design, which reportedly now accounts for over 60% of the police handgun market in the U.S. Virtually all gun manufacturers soon thereafter entered the field of polymer frame pistols, resulting in the redesign of traditional pistols to accommodate high capacity magazines through enlargement of gun handles.

One piece molded plastic gun handles have no grips or screw holes to which the Saf T Lok/TM/ mounting plate can be attached. Mr. Brooks consequently proceeded to invent a magazine mounted Saf T Lok/TM/ as the Company's second product.

The Magazine Lock is a precision miniaturized, all mechanical, combination lock that functions the same as the Saf T Lok/TM/. It has two buttons that function in both directions, yielding 10,000 combinations. The Magazine Lock is housed in the bottom of the magazine, occupying the space of two to four cartridges depending on the caliber. Otherwise, the magazine functions the same in feeding cartridges as a magazine without the lock. The Magazine Lock installs to the gun merely by inserting the Saf T Lok/TM/ magazine. A lever runs from the lock, up the side of the magazine. When the lock is in the locked position the lever will engage the trigger bar or another part of the firing mechanism, and either pull it away from the sear mechanism or block the rearward movement as necessary and appropriate. The lever also locks over the trigger bar or another internal component, preventing the magazine from being removed.

When the four digit combination is entered with the lock buttons and the manual safety is turned, the lock snaps open allowing the lever to be disengaged from the trigger bar. The gun can then be fired or the magazine removed.

The Company is in the process of having tooling made for the manufacturing of the Magazine Lock. The Company believes that it will be able to deliver Magazine Locks beginning in late March, 1998.

THE MARKET

Many reported injuries and deaths from the accidental discharge of firearms involve guns purchased for protection and stored loaded at home. Half of all U.S. households have at least one gun. Two thirds of teen suicides involve shootings. Furthermore, police officers and military personnel as well as individual gun owners are at risk of being shot by their own weapons grabbed by assailants.

The American Firearms Industry, a trade association, estimates that there are 60-65 million handguns in the United States and that there are 30-35 million handgun owners in the United States. The American Firearms Industry further estimates that for the years 1990-1995, an average of 2,140,000 new handguns have been produced annually in the United States.

The market for the Company's products consists of both new and previously manufactured hand guns in the United States (the "retrofit market"). The consumer market consists of hand gun owners who bought or are planning to buy for home defense and self protection as well as for law enforcement use at all levels. Consumers purchasing hand guns must do so from federally licensed dealers, thus the consumers must be served through the approximately 12,000 licensed firearms dealers in the U.S. Of these dealers approximately 8,000 dealers have annual sales in firearms and other products in excess of $200,000.

MANUFACTURING

The Company intends to minimize overhead by subcontracting the component manufacturing of the gun locks to specialists: die manufacturers cast the lock components, a grip manufacturer injection molds gun grips to house the Saf T Lok/TM/ components. The Company assembles the gun locks in-house. After quality assurance testing, packaging, and handling, the Saf T Lok/TM/ is ready for distribution. The Magazine Lock is currently being manufactured by a magazine manufacturer. Currently, the Company is assembling and shipping approximately 3,000 locks per week and hopes to increase the shipment rate to approximately 6,000 locks per week by June 30, 1998.

The lock housing is cast with channels to hold the individual components. Assembly requires the lock parts to be inserted in the housing in a particular order. Assembly and testing take less than 10 minutes by an assembly worker.

Parts are die cast in zinc alloy, then nickel plated for additional strength and lubricity. The Company believes that an ample supply of the raw materials used in the manufacture of its products is available from numerous sources at reasonable prices.

PRODUCT DISTRIBUTION IN GENERAL

During 1996, the Company devoted its efforts to product development, including the design and manufacture of tooling for the Saf T Lok/TM/. The Company did not have a finished product for marketing until early 1997. During the last six months of 1996, the Company launched a campaign to appoint a large number of gun dealers as authorized retailers of the Saf T Lok/TM/ on the belief that gun enthusiasts would seek out gun locks through gun dealers and that gun dealers would promote the sale of gun locks. The Company also conducted an advertising campaign in certain gun magazines in order to create demand from the end users hoping that this demand would "pull" the Saf T Lok/TM/ through the gun dealers. While the Company signed up more than 1,350 gun dealers in the United States, sales through gun dealers were disappointing.

The Company has obtained an endorsement of its Saf T Lok/TM/ from the Fraternal Order of Police and the Associated Locksmiths of America, a trade association, and intends to seek other endorsements in order to create credibility for the Saf T Lok/TM/ and the magazine lock. The Company is also conducting a lobbying effort at the federal level in order to stay abreast of and have some input into gun control and safety legislation.

The Company has met with a number of the handgun manufacturers in the United States seeking OEM (original equipment manufacturer) relationships with them. To date these efforts have not produced any commitments from gun manufacturers to offer the Saf T Lok/TM/ as an option with their hand guns. The recent announcement by the President of the United States that certain of the largest gun manufacturers in the United States have voluntarily agreed to provide gun locks with their handguns has created some interest among the gun manufacturers in talking to the Company, but these discussions may not lead to any formal or informal arrangements with these companies for the sale of the Saf T Lok/TM/ with their handguns. The Company believes that most of the handgun manufacturers intend to offer simple, key trigger locks with their handguns. Nevertheless, this effort by the handgun manufacturers may raise the general level of awareness about the different types of handgun locks available which could have a positive effect on the sales of the Saf T Lok/TM/.

The initial marketing strategy for the Magazine Lock is to focus on law enforcement agencies such as state and local police and sheriffs' organizations for multi-unit sales. The Company believes, based on trade association meetings it has attended, that the police and sheriffs' departments are interested in purchasing relatively large quantities of the Magazine Lock for their officers. However, the Company realizes that large purchases by such organizations often have a long purchase cycle where the decision to purchase must first be made, the budget for the purchase must then be approved and funds must be allocated for this purpose. This purchasing process can take one year or more depending on the budgeting cycle for these organizations.

The Company intends to utilize independent sales representatives to solicit the law enforcement agencies and, in some cases, to use Company employees to directly solicit these agencies. The Company intends to sign up several sales representatives for this purpose in the next three months.

The Company has engaged West Marketing Industries, Inc., a marketing consulting firm, as well as Marketing Direct Concepts, Inc., to assist it in developing the new marketing strategy.

The average retail selling price of the Saf T Lok/TM/ is $90 and the planned retail price of the Magazine Lock is $95. The Company believes the average price of a new handgun is approximately $400. Thus, the purchaser of a new handgun has to be seriously motivated about gun safety in order to add about 30% to the price of the handgun in order to have the Saf T Lok/TM/ or the Magazine Lock. Likewise, the person who has owned a handgun for several years must make a serious economic decision to add a Saf T Lok/TM/ to his handgun in order to provide the type of safety protection offered by the Saf T Lok/TM/. For these reasons, consumer sales of the Saf T Lok/TM/ and the Magazine Lock could develop slower than expected by the Company.

PRODUCT DISTRIBUTION - DISTRIBUTOR AGREEMENT

On February 10, 1998, the Company accepted a purchase order from an independent wholesaler for the purchase of $6,000,000 of the Company's gun locks and received a $1,000,000 advance payment on the purchase order. The wholesaler is a well established business, but has no prior experience at selling gun locking devices. The terms of the purchase order provide that $1,000,000 worth of gun locks are to be shipped within 120 days of the purchase order. Upon the delivery of the first $1,000,000 of gun locks under the purchase order, the Company is to receive another advance payment of $1,000,000 for the next $1,000,000 worth of gun locks with deliveries to take place at the rate of approximately $625,000 per month. Thereafter, deliveries of gun locks will be on a net 30 day payment basis. After a total of $2,000,000 worth of gun locks have been shipped, the balance of the purchase order will be shipped on an as needed basis at the rate of approximately $625,000 per month.

On February 11, 1998, the Company entered into a distribution agreement (the "Distribution Agreement") with a newly formed, unaffiliated, distribution company (the "Distributor") for the sale and purchase of $20,000,000 of the Company's Saf T Lock/TM/ and Magazine Locks over a period of three years from the date of the Distribution Agreement. The Distributor is newly formed corporation with no direct experience in selling gun locking devices. Deliveries for the first $7,000,00 of this order are specified to take place throughout the first year (the "Initial Order"). Following fulfillment of the obligations under the Initial Order of the Distribution Agreement, the Distributor may terminate the agreement, without cause, and cancel any orders pending that have not been shipped upon 90 days prior written notice. The purchase order from the wholesaler described above satisfies and takes the place of $6,000,000 of the Initial Order under the Distribution Agreement. Subsequent to the Company's fulfillment of the Initial Order, the Distributor may provide releasing orders to the Company for the purchase and delivery of the remaining $13,000,000 of gun locks pursuant to the Distribution Agreement.

The Distribution Agreement provides that, while the Distribution Agreement is in effect, the Distributor has the exclusive right to sell the Company's products throughout the world to wholesalers, retailers, and end users except for law enforcement agencies, governmental entities, military organizations and original equipment manufacturers ("OEM"s) (such as gun manufacturers).

The Distributor is obligated to create and place certain types of advertising pursuant to an advertising plan to be approved by the Company for a total $5,000,000 over the next two years. The Company has delivered to the Distributor 1,000,000 shares of its common stock in connection with the Distribution Agreement. The Distributor has pledged this stock to the Company as security for the Distributor's obligation to place the advertising. As the Distributor meets its obligation to place advertising, the Company will release shares to the Distributor at the rate of one share for each $5.00 of advertising placed by the Distributor. It is the Distributor's obligation to pay for this advertising.

The Company decided to grant this exclusive arrangement to the Distributor so that the Company can focus its efforts on the law enforcement, governmental entity, military and OEM markets.

In connection with the Distribution Agreement, on February 11, 1998, the Company entered into an agreement with three unaffiliated companies, granting the three companies stock purchase warrants for an aggregate total of 2,000,000 shares of common stock with an exercise price of $5.00 per share a term of 5 years. These companies were instrumental in assisting the Company in finding the Wholesaler and the Distributor.

In addition, and in connection with the Distribution Agreement, on February 11, 1998 the Company entered into a commission agreement with a consulting company which helped the Company structure the transaction with the Distributor. This commission agreement provided that the consulting company will receive a 15% commission from the sale of the products in accordance with the Distribution Agreement and a 15% fee upon the exercise of the stock purchase warrants described above.

COMPETITION

The Company's products compete with other products which attempt to achieve similar objectives, such as lock boxes, trigger locks, cable locks and ring locks. A lock box has certain disadvantages: if it opens via a push button mode it is difficult to operate in the dark; if it opens via a key, the key must be hidden for security, thereby complicating access to the gun. Trigger locks are difficult to operate in the dark, require separate key storage for reliable security, and are recommended only for unloaded guns. When the gun must be unlocked, then loaded, one of the main advantages of having the gun, protection from intruders, is severely reduced. Cable locks are slow to operate and difficult to use in the dark. Ring locks (a magnetic lock) are very expensive (approximately $1000), require modification of a gun, require the owner to wear a special ring, and give no positive indication of unlocking.

While the Company will aggressively protect its products from infringement, it may be possible for others to copy the patented features of the Company's products or the functions they serve. The Company expects that competitors will attempt to develop comparable products, possibly reducing the Company's sales or profit margins or both. The Company's business strategy emphasizes increasing consumer awareness of its products as well as enhancing brand name recognition. Competitors such as Master Lock Company, maker of a trigger lock, are larger, better capitalized companies with existing distribution channels.

The Company's products will also compete at the retail store level for shelf space, advertising space, and promotional displays.

GOVERNMENTAL REGULATION

The Company knows of no governmental regulation of gun safety devices.

The Company believes that the demand for its products will increase as media attention continues to focus on firearm related accidents. This media attention has kept firearm safety at the forefront of public awareness. To the extent firearm safety legislation results from such publicity, demand for the Company's products may increase.

EMPLOYEES

Including its executive officers, the Company had seven full time employees as of December 31, 1997. None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

The Company owns seven U.S. patents. In addition, 14 claims have been allowed covering all aspects of the Company's Magazine Lock and the issuing fee for this additional patent has been paid Three U.S. patents are pending as are 32 foreign patent applications filed in Canada and other countries. The issued patents are dated January 29, 1991 through October 7, 1995. The Company's patent numbers are permanently molded into adapter plates and lock housings in order to give warning to potential infringers.

Patents were obtained or applied for sequentially during the development period of the lock. The attributes and function of the whole locking system for a gun utilize coverage from all patents. Together the issued and pending patents cover a variety of ways of locking a variety of firearms.

The Company has applied for trademark protection of its logo which includes the words "Saf T Lok/TM/" and "Lock for Life/TM/."

Financial Information. The information with respect to the Company's revenues, operating profit and loss and assets attributable to the Company's business is contained within the Financial Statements set forth on pages F-1 to F-__ herein.

                        ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 3200 square feet of office space in Tequesta, Florida, at an annual rental of $48,000. The lease term is through February 1999. The Company believes such facility is adequate to meet its foreseeable requirements.

The Company leases approximately 3,390 square feet of manufacturing, assembly and storage space in Lake Park, Florida, at a monthly rental of $1,553.75. The lease term is month to month. The Company believes such facility is adequate to meet its foreseeable manufacturing and assembly requirements.

                           ITEM 3. LEGAL PROCEEDINGS

In December 1996 Lisa Broderick Fogel and her husband Bruce Fogel sued the Company and Mr. Franklin W. Brooks in the Circuit Court for Martin County, Florida for defamation and loss of consortium arising out of Mrs. Fogel's brief tenure in November 1996 as President of the Company. ?? monetary damages are being sought. The Company's insurance company, is providing for the defense of the Company and Mr. Brooks. The Company does not believe this lawsuit will have a materially adverse effect on the Company.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on October 10, 1997. The Stockholders approved the reelection of the six directors named in the proxy statement as follows: Franklin W. Brooks 2,879,834 for, 1,219,481 against; Jeffrey W. Brooks 2,879,834 for, 1,219,481 against; John L. Gordner 4,088,315 for 11,000 against; Robert L. Gilbert, III 4,095,314 for, 4,001 against; William
M. Schmidt 2,879,834 for 1,219,481 against; Eugene V. Horanok 2,879,834 for, 1,219, 481 against. No other matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II
                             ITEM 5. COMMON EQUITY

The Company's Common Stock, par value of $0.01 per share, is traded on the Nasdaq SmallCap Market. As of March 23, 1998 there were approximately 350 holders of record of the Company's Common Stock. The Company believes there are approximately 5,800 beneficial owners of its Common Stock. Although there are no restrictions on the Company's ability to pay dividends to date, the Company has not declared any cash dividends on any class of security nor does it anticipate doing so in the foreseeable future. The Company intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes.

The high and low closing sales prices per share for the Company's Common Stock for each full quarter for the 1995, 1996, and 1997 are as follows:

Period                 High Closing Sales Price  Low Closing Sales Price
------------------------------------------------------------------------
First Quarter 1995                1.250                   0.500
------------------------------------------------------------------------
Second Quarter 1995               0.563                   0.375
------------------------------------------------------------------------
Third Quarter 1995                0.688                   0.313
------------------------------------------------------------------------
Fourth Quarter 1995               0.719                   0.375
------------------------------------------------------------------------
First Quarter 1996                8.250                   0.500
------------------------------------------------------------------------
Second Quarter 1996              19.000                   4.875
------------------------------------------------------------------------
Third Quarter 1996               12.625                   5.000
------------------------------------------------------------------------
Fourth Quarter 1996              10.375                   1.438
------------------------------------------------------------------------

First Quarter 1997                5.625                   2.125
------------------------------------------------------------------------
Second Quarter 1997               4.625                   2.031
------------------------------------------------------------------------
Third Quarter 1997                2.031                   0.375
------------------------------------------------------------------------
Fourth Quarter 1997               4.563                   0.406
------------------------------------------------------------------------

On March 13, the Company issued 1,000,000 shares or unregistered Common Stock to a distributor of the Company's products in exchange for $5,000,000 of advertising to be placed on behalf of the Company. These shares are being held in escrow by the Company under a stock pledge agreement and will be released from escrow upon the placement of advertising. This sale was exempted from registration under (S)4(2) of the Exchange Act.

On March 25, the Company sold 25,000 shares of unregistered Common Stock to a marketing and public relations company in exchange for marketing and public relations services rendered to the Company. This sale was exempted from registration under (S)4(2) of the Exchange Act.

                        ITEM 6. SELECTED FINANCIAL DATA

     The Selected Financial Data presented below should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Prospectus, and in conjunction with ""Management's Discussion and Analysis of Financial Condition and Results of Operations" and Financial Statements included elsewhere in this Prospectus. The Selected Financial Data for the fiscal years ended December 31, 1994 and 1995 were audited by Michelson & Co., P.A. The Selected Financial Data for the fiscal year ended December 31, 1996 was audited by Weinberg, Pershes & Co., P.A. The Selected Financial Data for the nine months ended September 30, 1997 has been derived from the unaudited financial statement of the Company appearing elsewhere herein and are not necessarily indicative of results for a full fiscal year.

               Fiscal Year      Fiscal Year      Fiscal Year      Fiscal Year      Fiscal Year      Fiscal Year
               Ended Dec.       Ended Dec.       Ended Dec.       Ended Dec.       Ended Dec.       Ended Dec.
               31, 1992(1)      31, 1993(1)      31, 1994(1)      31, 1995(1)      31, 1996(2)       30, 1997
----------------------------------------------------------------------------------------------------------------
Net Sales or   $1,386,558       $2,104,784       $1,048,594         $199,930         $5,734          $17,321
Operating
Revenues
----------------------------------------------------------------------------------------------------------------
Income
(Loss) from       259,114       (1,326,250)      (2,276,162)      (1,260,240)    (2,841,716)        (733,790)
Continuing
Operations
----------------------------------------------------------------------------------------------------------------
Income
(Loss) from
Continuing
Operations           0.10            (0.47)           (0.70)           (0.36)         (0.54)           (0.12)
Per Share of
Common
Stock
----------------------------------------------------------------------------------------------------------------
Total Assets      848,470        7,336,792        4,766,571        3,440,870      2,094,158        2,585,612
----------------------------------------------------------------------------------------------------------------
Long Term
Obligations
and               158,237          102,207           66,204           14,515        125,414          114,213
Redeemable
Preferred
Stock
----------------------------------------------------------------------------------------------------------------
Cash
Dividends
Declared Per         0.00             0.00             0.00             0.00           0.00             0.00
Share of
Common
Stock
----------------------------------------------------------------------------------------------------------------

(1) The Company conducted the business of operating a retail store that sold Amiga computers and produced a series of tutorial programs used with software written for the Amiga platform during the fiscal years ended December 31, 1992, 1993, 1994,and 1995. Thus, the information provided for those years does not provide investors and other users of this information with a relevant assessment of the financial condition and results of operations of the Company in the gun lock business which was commenced during the fiscal year ended December 31, 1996.

(2) During the fiscal year ended December 31, 1996, the discontinued operations accounted for a loss of $33,626 and a loss per share of common stock of $0.08.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company, organized in 1989, began in the business of assembling, marketing and selling personal computer-based video editing systems. This business was discontinued in 1995. The Company merged with Saf T Lok/TM/, Inc. in February, 1996, and changed its name to Saf T Lok/TM/ Incorporated. Since the merger was accounted for under the purchase method, the historical financial information for Saf T Lok/TM/, Inc. does not appear for periods prior to February, 1996. Saf T Lok/TM/, Inc. was a development stage company that had been engaged in the business of developing the Saf T Lok/TM/ with no revenues and profits.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

1996 revenues of $57,349 were derived solely from the sale of gun lock products, mostly to gun dealers as their initial stocking purchases. The Company invested approximately $500,000 in tooling for the different versions of the Saf T Lok/TM/. The tooling is used by the Company's subcontractors who manufacture components for the gun locks. It is anticipated that the Company will invest an additional $500,000 in tooling during 1997, provided that the Company's cash resources permit this level of investment. The tooling for 1997 will be for the different versions of the Magazine Lock.

The Company also invested in the creation of an inventory of assembled and unassembled gun locks in anticipation of significant sales through gun dealers. The sales through gun dealers did not materialize at the rate that the Company had hoped for. At year-end, the Company had built up an inventory of approximately $467,000 in gun lock products. The Company encouraged its dealers to maintain inventories in order to make sales on demand at the retail level. However, the Company has learned that gun dealers do not maintain significant inventories of any given product, relying on their suppliers to maintain inventory for quick delivery. Therefore, the Company will be required to maintain an inventory so that it can make overnight deliveries to gun dealers as sales at the retail level begin to increase. The Company expects that it will have to maintain an inventory of approximately one month's supply in order to handle fluctuations in deliveries from its subcontractors and fluctuations in orders received from gun dealers. As the Company develops direct selling efforts, the Company may be required to increase its inventory from one month's supply to two months' supply.

The Company's suggested retail price for its Saf T Lok/TM/ is $90 and for its Magazine Lock is $95. The Company's expected average selling price to retailers or resellers for the Saf T Lok/TM/ is approximately $30. Based on current prices the Company is receiving from its subcontractors, this average selling price should produce a gross margin of approximately 67%. The Company may enter into distribution arrangements where the average selling price is less than $30 per unit. At the end of 1996, the operating expenses of the Company, not including costs of goods sold, were running at approximately $200,000 per month. Based on these operating expenses, the Company must achieve revenues of approximately $400,000 per month in order to break even, assuming a 50% gross margin is being produced by the average selling price of the gun lock devices. The Company intends to reduce its monthly operating expenses in 1997 until significant revenues develop.

The largest categories of operating expenses for 1996 with the approximate expenditures in each category are set forth below:

     -------------------------------------------------------------------------
     Advertising Expenses; Sales Promotion Materials; Trade Shows     $768,000
     -------------------------------------------------------------------------
     Salaries and Wages                                                653,000
     -------------------------------------------------------------------------
     Legal and Accounting Fees                                         401,000
     -------------------------------------------------------------------------
     Investor Relations Expenses                                       156,000
     -------------------------------------------------------------------------
     Product Development                                               172,000
     -------------------------------------------------------------------------
     Rent and Insurance                                                 82,000
     -------------------------------------------------------------------------
     Telephone; Office Supplies                                         47,000
     -------------------------------------------------------------------------

Legal fees includes fees for registered lobbyists in Washington, D.C. for monitoring gun control legislation and communicating the capabilities of the Company's Saf T Lok/TM/ to legislators. Advertising, sales promotion materials, trade shows and product promotion accounted for approximately $768,000. The revenues resulting from this advertising and sales promotion were disappointing and reflect the difficulty in motivating consumers to purchase gun locks through gun dealers when the gun dealers do not actively encourage consumers to purchase gun locks. The Company intends to explore other marketing channels during 1997 based on the disappointing results through gun dealers in 1996.

At the end of 1996, the Company was experiencing a severe cash shortage and had a need to raise additional capital in order to continue as a going concern.

The Company faces many risks going forward. The acceptance of the Company's gun locks has not yet been proven. It may be that the Company's gun locks are too expensive for large numbers of consumers to be willing to purchase the gun locks for safety purposes. Further, it is possible that the people who make the loudest pleas for gun safety are not the people who actually purchase guns and that the actual purchasers of guns do not have the same degree of concern for gun safety that is heralded by the press and television media. There is active resistance by the National Rife Association for gun control and gun locks being mandated legislatively. This resistance may be very persuasive to gun owners that gun locking devices like the Saf T Lok/TM/ are not needed or that simple, inexpensive trigger locks may be satisfactory.

The Company's experience in 1996 leads it to believe that the market for the Magazine Lock may be substantially larger than the market for the Saf T Lok/TM/ initially because most new gun purchases today involve guns that have magazines. If the Company is unable to invest in the tooling necessary for the Magazine Lock, the Company will not be able to launch the Magazine Lock.

There were material changes in the financial condition of the Company during 1996 because of the operating loss of $3,275,342 and the investment in tooling and inventory. The operating loss combined with the tooling and inventory investment reduced the cash and securities held by the Company on December 31, 1995 from approximately $2,500,000 to less than $100,000 on December 31, 1996. Current liabilities increased significantly in 1996 such that current liabilities for December 31, 1996 were approximately $904,000 versus $168,000 on December 31, 1995. Current assets declined substantially during 1996 largely as a result of the use of cash to support the operating loss and make the investment in tooling and inventory. Current assets declined from approximately $2,800,000 on December 31, 1995 to approximately $588,000 on December 31, 1996. Of the $588,000 in current assets on December 31, 1996, approximately $467,000 of this amount was represented by inventory.

     ITEM 7A.  QUALITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 to F-27 herein.

                       ITEM 9.   CHANGES IN ACCOUNTANTS

The Company engaged Goldberg, Pershes & Company, P.A. as the Company's independent public accountant on May 30, 1997 for the 1997 fiscal year.

The Company's independent public accountant for the 1996 fiscal year was Weinberg, Pershes & Company, P.A. (n/k/a Weinberg & Company, P.A.). The Company terminated the appointment of Weinberg, Pershes & Company, P.A. as the Company's independent public accountant on May 30, 1997 with the approval of the board of directors, due to the withdrawal of the Company's primary contact within Weinberg, Pershes & Company, P.A.

Weinberg, Pershes & Company, P.A. had previously reported on the financial statements of the Company for 1996. None of those reports contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles. The Company and Weinberg, Pershes & Company, P.A. have not had any disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Weinberg, Pershes & Company, P.A.'s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to Directors of the Company contained under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on or around June 22, 1998, is incorporated hereby by reference in response to this item.

                        ITEM 11. EXECUTIVE COMPENSATION

     The information with respect to executive compensation contained under the caption "Executive Compensation" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held or around June 22, 1998, is incorporated herein by reference in response to this item.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to security ownership of certain beneficial owners and management contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company Proxy Statement to be issued in connection with the Annual Meeting of Stockholders to be held on or around June 22, 1998, is incorporation herein by reference in response to this item.

            ITEM B. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company employs Mr. Franklin W. Brooks as its Chairman of the Board of Directors and his son, Mr. Jeffrey W. Brooks, as its Vice President, Secretary and Treasurer. The Company believes that the compensation paid to these individuals is no greater and no more beneficial than unrelated persons would receive and is fair to the Company.

Mr. Brooks loaned a total of $125,000 to Saf T Lok/TM/ Corporation during the time between 1989 and the merger with RGB Computer & Video, Inc. in January of 1996. On January 29, 1997, the Board of Directors approved the granting of a security interest in the Company's intellectual property to Mr. Brooks as security for the repayment of the $125,000. As of December 31, 1997, the Company owed Mr. Brooks a total of $114,213, plus accrued interest.


   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements:


Exhibits:
--------------------------------------------------------------------------------
Exhibit
Number       Description of Exhibit
--------------------------------------------------------------------------------
3.1          Articles of Incorporation (incorporated herein by reference to the
             Company's Form S-1 filed February 17, 1998)
--------------------------------------------------------------------------------
3.2          Bylaws
--------------------------------------------------------------------------------
4.1          Instruments defining the rights of Security Holders, including
             Indentures (contained in Article IV of Exhibit 3.1)
--------------------------------------------------------------------------------
10.1         Distribution Agreement (incorporated herein by reference to Current
             Report on Form 8-K filed March 13, 1998)
--------------------------------------------------------------------------------
16.1         Letter re change in certifying accountant
--------------------------------------------------------------------------------
23.1         Consent of Weinberg & Company, P.A.
--------------------------------------------------------------------------------
24.1         Power of Attorney
--------------------------------------------------------------------------------
27.1         Financial Data Schedule
--------------------------------------------------------------------------------

Current Reports on Form 8-K during the forth quarter of 1997:

Form 8-K filed October 10, 1997 reporting the sale of convertible debentures in the principle amount of $100,000 having term of five years with 8% interest per year pursuant to Regulation S and the Commission to be received by the investment banking firm.

Form 8-K filed October 27, 1997 announcing that the total number of shares into which convertible debentures had been converted was 2,147,247 shares of the Company's common stock as well as announcing the issuance of 93,583 shares of restricted common stock pursuant to an agreement with a provider of marketing services and the granting stock options for 324,000 shares of common stock to key employees.

Form 8-K filed November 14, 1997 reporting the sale of 1,500,000 shares of the Company's Common Stock for $2.00 per share and the issuance of two year Stock Purchase Warrants for an aggregate total of 2,500,000 shares of the Company's Common Stock exercisable at $2.00 and $3.00 per share, the commission to be received by the placement agent, and the financial and management consulting services agreement and the financial public relations agreement the placement agreement required the Company to enter into in connection with the sale of Common Stock.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tequesta, State of Florida, on April 15, 1998

SAF T LOK INCORPORATED

By:  /s/ John L. Gardner
   ---------------------------------------
     John L. Gardner, President,
     Chief Executive Officer,
     Chief Financial Officer and
     Chief Accounting Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Saf T Lok Incorporated, a Florida corporation, do hereby constitute and appoint John L. Gardner the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determine may be necessary or advisable or required to enable said corporation to comply with the Securities Act, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report to any and all amendments, to this report and to any and all instruments or documents filed as part of or in conjunction with this report or amendments thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                     Capacity                            Date
---------                     --------                            ----

/s/ John L. Gardner           President and Chief Executive       April 15, 1998
---------------------------   Officer
John L. Gardner

/s/ Jeffrey W. Brooks         Director, Vice President,
---------------------------   Secretary and Treasurer             April 15, 1998
Jeffrey W. Brooks

/s/ Franklin W. Brooks
---------------------------   Chairman of the Board of Directors  April 15, 1998
Franklin W. Brooks

/s/ Eugene V. Horanoff
---------------------------   Director, Chief Engineer            April 15, 1998
Eugene V. Horanoff

/s/ William M. Schmidt
---------------------------   Director                            April 15, 1998
William M. Schmidt

                   SAF T LOK, INCORPORATED AND SUBSIDIARIES
                             FINANCIAL STATEMENTS




                                    I N D E X





                                                           Page
                                                           ----



ACCOUNTANTS' REPORT                                       1



BALANCE SHEETS                                           3 - 4



STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY             5



STATEMENTS OF OPERATIONS                                  6



STATEMENTS OF CASH FLOWS                                 7 - 8



NOTES TO FINANCIAL STATEMENTS                           9 - 27

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




TO THE BOARD OF DIRECTORS
SAF T LOK INCORPORATED


WE HAVE AUDITED THE CONSOLIDATED BALANCE SHEET OF SAF T LOK INCORPORATED AND SUBSIDIARIES AS OF DECEMBER 31, 1997, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, CHANGES IN SHAREHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR THEN ENDED. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDIT. THE CONSOLIDATED FINANCIAL STATEMENTS OF SAF T LOK INCORPORATED AND SUBSIDIARIES, AS OF DECEMBER 31, 1996 AND FOR THE YEAR THEN ENDED, WERE AUDITED BY OTHER AUDITORS WHOSE REPORT DATED APRIL 10, 1997, ON THOSE STATEMENTS INCLUDED AN EXPLANATORY PARAGRAPH DESCRIBING CONDITIONS THAT RAISED SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

WE CONDUCTED OUR AUDIT IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDIT PROVIDES A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, THE 1997 FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE CONSOLIDATED FINANCIAL POSITION OF SAF T LOK INCORPORATED AND SUBSIDIARIES AS OF DECEMBER 31, 1997, AND THE CONSOLIDATED RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR THE YEAR THEN ENDED IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.




                                    GOLDBERG, PERSHES & COMPANY, P.A.



WEST PALM BEACH, FLORIDA
APRIL 2, 1998

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996


                                  A S S E T S
                                  -----------



                                                    1997        1996
                                                 ----------  ----------

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                      $1,426,410  $   88,956
  ACCOUNTS RECEIVABLE (LESS ALLOWANCE
   FOR DOUBTFUL ACCOUNTS OF $14,510
   AND $23,000, RESPECTIVELY)                         4,886      10,419
  NOTE RECEIVABLE                                    20,948           -
  INVENTORIES                                       347,682     466,680
  PREPAID EXPENSES                                  981,194      21,111
  DEFERRED COMPENSATION                             447,282           -
                                                 ----------  ----------


    TOTAL CURRENT ASSETS                          3,228,402     587,166

PROPERTY AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                         1,142,129     932,028

OTHER ASSETS
  PATENTS, (LESS ACCUMULATED AMORTIZATION
   OF $69,264 AND $28,000 RESPECTIVELY)             353,513     374,147
  NOTE RECEIVABLE, LESS CURRENT PORTION             162,545     199,842
  DEFERRED COMPENSATION, LESS CURRENT PORTION       633,131           -
  OTHER ASSETS                                        2,150         975
                                                 ----------  ----------

    TOTAL OTHER ASSETS                            1,151,339     574,964
                                                 ----------  ----------
    TOTAL                                        $5,521,871  $2,094,158
                                                 ==========  ==========


          SEE ACCOUNTANTS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996



    L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y
    -----------------------------------------------------------------------


                                                     1997           1996
                                                 ------------   -----------
CURRENT LIABILITIES
  NOTES PAYABLE                                  $     60,677   $    67,353
  ACCOUNTS PAYABLE                                    498,746       714,214
  ACCRUED EXPENSES                                    421,641
  ACCRUED COMPENSATION                                447,281       122,188
                                                 ------------   -----------

    TOTAL CURRENT LIABILITIES                       1,428,346       903,755
                                                 ------------   -----------

LONG-TERM LIABILITIES
  NOTES PAYABLE, LESS CURRENT PORTION                  61,081        58,019
  ACCRUED COMPENSATION, LESS CURRENT PORTION          633,131             -
                                                 ------------   -----------

    TOTAL LONG-TERM LIABILITIES                       694,212        58,019
                                                 ------------   -----------

SHAREHOLDERS' EQUITY
  COMMON STOCK, $.01 PAR VALUE,
   20,000,000 SHARES AUTHORIZED,
   9,987,077 AND 5,655,255 SHARES
   ISSUED AND OUTSTANDING, IN 1997 AND 1996
   RESPECTIVELY, OF WHICH 1,500 SHARES WERE
   HELD IN TREASURY                                    99,870        56,553
  PAID-IN CAPITAL                                  16,656,116     9,167,898
  ACCUMULATED DEFICIT                             (13,356,673)   (8,092,067)
                                                 ------------   -----------

    TOTAL SHAREHOLDERS' EQUITY                      3,339,313     1,132,384
                                                 ------------   -----------
    TOTAL                                        $  5,521,871   $ 2,094,158
                                                 ============   ===========


          SEE ACCOUNTANTS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                              COMMON STOCK             CAPITAL
                                       -------------------------      IN EXCESS
                                         SHARES          AMOUNT         OF PAR      DEFICIT         TOTAL
                                       ----------       --------     -----------  ------------    ----------
BALANCE - JANUARY 1, 1996               3,267,266        $32,673      $8,056,639   $(4,816,725)   $3,272,587

ISSUANCE OF COMMON STOCK FOR
  SAF T LOK  MERGER                     2,238,957         22,390         504,149                     526,539

ISSUANCE OF STOCK FOR SETTLEMENT
  OF LAWSUIT                               20,000            200           8,400                       8,600

CAPITAL CONTRIBUTION                                                     200,000                     200,000

ISSUANCE OF COMMON STOCK                  129,032          1,290         398,710                     400,000

NET LOSS                                                                            (3,275,342)   (3,275,342)
                                        ---------        -------     -----------  ------------    ----------
BALANCE - DECEMBER 31, 1996             5,655,255         56,553       9,167,898    (8,092,067)    1,132,384

ISSUANCE OF COMMON STOCK IN
  CONNECTION WITH CONVERSION
  OF DEBENTURES                         2,147,247         21,472         985,671                   1,007,143

ISSUANCE OF COMMON STOCK IN
  CONNECTION WITH SEVERANCE
  AGREEMENT                                30,000            300          78,450                      78,750

ISSUANCE OF COMMON STOCK IN
  CONNECTION WITH REPAYMENT
  OF LOANS TO MAJOR SHAREHOLDER           102,012          1,020         198,980                     200,000

ISSUANCES OF COMMON STOCK IN
  PAYMENT OF SUPPLIES AND SERVICE
  PROVIDERS                               169,486          1,695         370,653                     372,348

ISSUANCES OF COMMON STOCK TO
  OFFSHORE INVESTORS                    1,683,077         16,830       3,033,170                   3,050,000

ISSUANCE OF COMMON STOCK TO
  AN OFFICER UPON EXERCISE OF
  STOCK OPTIONS                           200,000          2,000          69,200                      71,200

CONTRIBUTED CAPITAL                                                    2,752,094                   2,752,094

NET LOSS                                                                            (5,264,606)   (5,264,606)
                                        ---------        -------     -----------  ------------    ----------
BALANCE - DECEMBER 31, 1997             9,987,077        $99,870     $16,656,116  $(13,356,673)   $3,399,313
                                        ---------        -------     -----------  ------------    ----------


          SEE ACCOUNTANTS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                           1997           1996
                                       -------------  -------------

SALES                                   $    40,594    $    57,349

COST OF SALES                                24,668         51,615
                                        -----------    -----------

GROSS PROFIT                                 15,926          5,734

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                               5,046,543      2,751,306

DEPRECIATION                                233,989         96,144
                                        -----------    -----------

LOSS FROM CONTINUING OPERATIONS          (5,264,606)    (2,841,716)

LOSS FROM DISCONTINUED OPERATIONS                         (433,626)
                                        -----------    -----------

  NET LOSS                              $(5,264,606)   $(3,275,342)
                                        ===========    ===========

LOSS PER COMMON SHARE
  LOSS FROM CONTINUING OPERATIONS       $      (.76)   $      (.54)


  LOSS FROM DISCONTINUED OPERATIONS              -            (.08)
                                        -----------     -----------

  NET (LOSS)                            $      (.76)   $      (.62)
                                        ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       6,920,820      5,243,936
                                        ===========    ===========


          SEE ACCOUNTANTS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                     1997           1996
                                                                 ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss from continuing operations                                 $(5,264,606)   $(2,841,716)
 Loss from discontinued operations                                         -       (433,626)
                                                                 -----------    -----------

     NET (LOSS)                                                   (5,264,606)    (3,275,342)
                                                                 -----------    -----------

 Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
   Depreciation and amortization                                     233,989        232,938
   Loss on disposal of property and equipment                            372        159,125
   Change in assets and liabilities:
     Decrease (increase) in accounts receivable                       14,023        (26,088)
     (Decrease) increase in allowance for bad debts                   (8,490)        23,000
     Increase in prepaid expenses                                   (968,894)       (16,235)
     Decrease in prepaid expenses                                      8,808              -
     Increase in inventories                                          (2,849)      (173,029)
     Increase in deferred compensation                            (1,080,412)             -
     (Decrease) increase in accounts payable                        (215,468)       468,809
     Increase in accrued liabilities                                 375,000              -
     Increase in noncurrent portion of accrued compensation          633,131              -
     Increase in current portion of accrued compensation             447,281              -
     Decrease in accrued wages payable                              (122,187)             -
     Increase in accrued rent payable                                 46,640              -
   Write-off of obsolete inventory                                   121,848              -
   Common stock issued in settlement of a lawsuit                          -          8,600
   Automobile transferred pursuant to consulting agreement            32,500              -
   Issuance of stock in settlement of accounts payable               197,348              -
   Issuance of stock for advertising services                        175,000              -
   Issuance of stock pursuant to severance agreement                  78,750              -
                                                                 -----------    -----------

     Total Adjustments                                               (33,610)       677,120
                                                                 -----------    -----------

     NET CASH USED IN OPERATING ACTIVITIES                        (5,298,216)    (2,598,221)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in current portion of loans receivable          (20,948)        22,650
 Payments for the purchase of equipment                             (435,698)      (524,150)
 (Increase) decrease in other assets                                  (1,175)         1,345
 Decrease in loan receivable - officer                                     -         18,100
 Issuance of stock in repayment of shareholder loans                 200,000              -
 Proceeds from the sale of securities                                      -        518,362
 Interest expense recognized on convertible debentures               302,143              -
 Decrease in non-current portion of loan receivable                   37,297              -

          See accountant's report and notes to financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                  (CONTINUED)

                                                                         1997           1996
                                                                     ------------   ------------

 Decrease in notes payable                                                (9,766)             -
 Capitalization of patent costs                                          (20,630)       (20,814)
 Increase in non-current portion of note payable to shareholder            7,546              -
                                                                      ----------    -----------

     NET CASH PROVIDED BY INVESTING ACTIVITIES                            58,769         15,493
                                                                      ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                3,050,000        511,686
 Capital contribution(s)                                               2,752,094        200,000
 Principal payments on borrowings/capital leases                          (1,436)       (21,219)
 Par value adjustment                                                         43              -
 Proceeds from sale of convertible debentures                            705,000              -
 Issuance of stock upon exercise of options                               71,200              -
                                                                      ----------    -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                         6,576,901        690,467
                                                                      ----------    -----------

 Net increase (decrease) in cash and equivalents                       1,337,454     (1,892,261)

 Cash and equivalents at beginning of year                                88,956      1,981,217
                                                                      ----------    -----------

 Cash and equivalents at end of year                                  $1,426,410    $    88,956
                                                                      ==========    ===========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

 Cash payments for interest                                           $   22,098    $    6,982
                                                                      ==========    ==========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

 In February 1996, the Company merged with Saf T Lok, Incorporated by issuing 2,238,957 shares of the Company's common stock in exchange for 100% of the outstanding stock of Saf T Lok Corporation. The transaction was recorded under the purchase method and the common stock was valued at $527,000.

          See accountant's report and notes to financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


  NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



          This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. These accounting policies conform to generally accepted accounting principles and have been applied in the preparation of the financial statements.



          A) ORGANIZATION AND OPERATIONS



            Saf T Lok Incorporated and Subsidiaries (the "Company") was incorporated in Florida in July 1989 under the name of RGB Sales and Marketing, Inc. ("RGB"). The Company completed an initial public offering of its common stock on June 23, 1993. On February 13, 1996 RGB acquired the Saf T Lok Corporation ("STL"), a Florida corporation, by merger and RGB changed its name to Saf T Lok Incorporated (Note 15). This acquisition ended the Company's involvement in the video editing business and began its involvement in the gun lock business. The business of the Company is to design, develop, manufacture and market proprietary combination gun locks to prevent the unauthorized use of fire arms, including unintentional discharge by children and assailants.



            The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. During 1996, the Company discontinued its previous core business, acquired a new business and had minimal cash to fund operations. Accordingly, as of December 31, 1996 there was substantial doubt about the Company's ability to continue as a going concern. During 1997 management undertook a new advertising campaign for the Saf T Lok J, concentrated on developing the Magazine Lock and raising the necessary capital to fund operations. During the second and third quarters of 1997 the Company was successful in raising capital by selling shares of common stock and convertible debentures (Note 11). In February 1998 the company accepted a six million dollar purchase order, with a one million dollar advance payment, for the purchase of gun locks from an independent wholesaler. In addition, management entered into a distribution agreement for the sale of twenty million dollars of the Company's Saf T LokJ and Magazine Locks over a three year period (Note 16). Based on the aforementioned, management believes it has adequate capital to fund operations for a reasonable period of time.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



          B)   PRINCIPLES OF CONSOLIDATION



            The consolidated financial statements include the accounts of Saf T Lok Incorporated and its wholly owned subsidiaries, RGB Video, Inc and Saf T Lok, Corporation. All significant inter company accounts and transactions have been eliminated in consolidation.



          C)  CONCENTRATIONS OF OFF-BALANCE SHEET RISK



            The Company has concentrated its credit risk for cash and cash equivalents by maintaining deposits in financial institutions within the geographic region of Tequesta, Florida which may at times exceed amounts covered by insurance provided by the U. S. Federal Deposit Insurance Corporation (FDIC). The maximum loss that would have resulted from that risk was approximately $1,326,000 at the end of 1997 for the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by federal insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash and cash equivalents.



            The Company is dependent upon certain vendors for the manufacture of significant components of its Saf T LokJ and Magazine Lock systems. If these vendors were to become unwilling or unable to continue to manufacture these components, in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required, could result in delays or reductions in product shipments.



            The Company entered into a three year distribution agreement with a newly organized company. Under the terms of the agreement the distributor has the exclusive right to sell the Company's products throughout the world to wholesalers, retailers and end users except for law enforcement agencies, governmental entities, military organizations and original equipment manufacturers. The Company is dependent upon the distributor fulfilling its commitments under the terms of the agreement.



          D)  FAIR VALUE OF FINANCIAL INSTRUMENTS



            The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of loans receivable does not differ materially from the carrying value recorded in the accompanying balance sheet. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing long-term debt.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


  NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



          E)  CASH EQUIVALENTS



            For the purpose of the statement of cash flows, the Company considers all investments with a maturity of three months or less to be cash equivalents.



          F)  PROPERTY AND EQUIPMENT



            Property and equipment are recorded at cost. Expenditures for renewals and betterments which materially extend the useful lives of the assets or increase the productivity are capitalized. Expenditures for maintenance and repairs are charged to cost or expensed as incurred. Depreciation has been computed using the accelerated and straight-line methods over the estimated useful lives of the assets. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The estimated useful lives are as follows:



                  Item                       Estimated Useful Life



               Furniture and fixtures          7 - 10 years
               Equipment                       3 - 10 years
               Leasehold improvements          1 -  2 years
               Automobile                           5 years
               Software                        3 -  5 years
               Tools and dies                       7 years



          G)  INVENTORIES



            Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market, whichever is less.



          H)  INTANGIBLE ASSETS



            Intangible assets consist of trademark and patent costs which are incurred as development and enhancement of the Saf T LokJ and Magazine Lock progresses. These costs are capitalized annually and amortized over a period of fifteen years.



          I)  INCOME TAXES



            Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998



  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


            effects of changes in tax laws and rates on the date of enactment.



          J)  REVENUE RECOGNITION



            The Company recognizes revenue when products are sold and shipped.



          K)  LOSS PER COMMON SHARE



            Loss per common share amounts are calculated based on the weighted average number of shares outstanding during each period presented.



          L)  DISCONTINUED OPERATIONS



          THE COMPANY  EXPERIENCED  A  SUBSTANTIAL  DROP  IN  SALES IN 1996.
          THIS WAS LARGELY THE   RESULT OF THE DISCONTINUATION OF PRODUCTION OF
          THE AMIGA COMPUTER BY COMMODORE ELECTRONICS LTD. AFTER CLAIMING INSOLVENCY IN MAY 1994 AND THE DECISION BY THE COMPANY'S MANAGEMENT TO DISCONTINUE THESE OPERATIONS AND ACQUIRE A COMPANY IN ANOTHER LINE OF BUSINESS THAT WOULD PROVIDE BETTER LONG TERM PROSPECTS. IN FEBRUARY 1996, THE COMPANY ACQUIRED SAF T LOK CORPORATION AS DESCRIBED IN NOTE
          15. AS OF DECEMBER 31, 1996, ALL REMAINING INVENTORY FROM THE DISCONTINUED OPERATIONS AND RELATED FIXED ASSETS HAVE BEEN WRITTEN OFF AND INCLUDED IN DISCONTINUED OPERATIONS.



       M)  RECLASSIFICATIONS



          CERTAIN AMOUNTS IN THE 1996 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE 1997 FINANCIAL STATEMENT PRESENTATION.



NOTE 2 -  CASH AND CASH EQUIVALENTS



       CASH AND CASH EQUIVALENTS COMPRISED THE FOLLOWING AS OF DECEMBER 31, 1997 AND 1996:


                                                           1997             1996
                                                      -------------    -------------


                  Cash in banks                         $1,426,410      $     88,956
                                                        ==========      ============


  NOTE 3 -  NOTES RECEIVABLE



          The Company previously had a promissory note due from Opal Technologies ("Opal"). The note had an original interest rate of eight percent and an annual interest rate of eighteen percent after the note becomes due. However, no interest had been accrued due to the fact that it seemed doubtful that the interest would be received. Although the Company continued to aggressively try to collect on the note receivable from Opal, the ability to collect seemed doubtful. Therefore, the note was written off to bad debt expense in 1995. In 1996, the Company located the principals of Opal and renegotiated the note receivable calling for total payments of $248,000 including interest over a five

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


  NOTE 3 -  NOTES RECEIVABLE (CONTINUED)



          year period.  The Company recognizes income as payments are received.



          Pursuant to a settlement agreement dated September 27, 1995, Pride
       Integrated Services,       Inc.  agreed to pay the Company $310,000,
       including interest over a ten year period with the payments beginning in October 1995. The settlement resulted from a suit filed by the Company against Pride Integrated services, Inc. in October, 1993, alleging copyright infringement and misappropriation of trade secrets. The note receivable was discounted as required by Accounting Principle Bulletin No. 21 using an 8% imputed interest rate. The balance of the note receivable, net of discount, is $183,493 and $199,842, as of December 31, 1997 and 1996, respectively.



  NOTE 4 -  INVENTORIES



          Inventories are comprised of the following as of December 31, 1997 and 1996:


                                       1997       1996
                                      --------   --------
                  Finished Goods      $ 62,855   $210,611
                  Raw Materials        200,869    180,529

                  Supplies              83,958     75,540
                                      --------   --------

                    TOTAL             $347,682   $466,680
                                      ========   ========


          During 1997, $133,207 of inventory produced in the development of the Saf T Lok J was considered impaired due to technical advancements and written-off as obsolete.


  NOTE 5 - PREPAID EXPENSES


          Prepaid expense is comprised of the following as of December 31, 1997 and 1996:


                                                1997       1996
                                              --------   --------
          Public relations agreement          $660,000   $     -
          Financial consulting agreement       197,917         -
          Prepaid marketing                     80,208         -
          Deposit on patent costs               24,438         -
          Prepaid show expenses                 11,720    16,500
          Prepaid insurance                      6,399         -
          Prepaid other                            512       583
          Prepaid rent                               -     4,028
                                              --------   -------
                    TOTAL                     $981,194   $21,111
                                              ========   =======

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998

  NOTE 5 - PREPAID EXPENSES (CONTINUED)


          The Company was required to enter into a Financial Public Relations Agreement valued at $750,000 in November 1997, in connection with the sale of 1,500,000 shares of common stock and stock purchase warrants for 2,500,000 shares of common stock. The term of this agreement is one year (Note 11).



          The Company also entered into a Financial Consulting Agreement in the amount of $250,000 in connection with the above mentioned equity transaction. The term of this agreement is one year (Note 11).



          The Company entered into an Advertising and Marketing Agreement for which stock valued at $175,000 was issued for services to be rendered over one year (Note 11).



          A prepayment for international patent costs was made to the Company's patent attorney for services to be provided in 1998.



  NOTE 6 -  DEFERRED COMPENSATION



          In 1997 the Company issued two million stock options to officers and directors at an exercise price of $2.00 per share. The fair market value of the stock at the date of grant was $3.25 and $2.53 for 500,000 and 1,000,000 shares, respectively. The vested portion of the below market "intrinsic value" has been recognized as compensation expense in 1997. The non vested portion of the below market options has been capitalized as deferred compensation and accrued wages payable, and will be recognized over the remaining vesting period, as follows:


                     Deferred Compensation      Compensation Expense
                     ---------------------      --------------------
               1997      $1,080,413                    $341,083
               1998         633,133                     447,280
               1999         238,950                     394,183
               2000          53,100                     185,850
               2001               -                      53,100



NOTE 7 -  PROPERTY AND EQUIPMENT



          Property and equipment is comprised of the following as of December 31, 1997 and 1996:


                                       1997           1996
                                    ----------    -------------
          Equipment                   374,259      $373,344
          Furniture and fixtures       52,625        52,997
          Automobile                        -        34,000


                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


  NOTE 7 -  PROPERTY AND EQUIPMENT (CONTINUED)


                                        1997         1996
                                      ---------   ---------

          Tools and die               1,196,594     762,560
          Software                       37,963      37,214

          Leasehold improvements         11,436      11,436
                                     ----------  ----------

               TOTAL                  1,672,877   1,271,551


          Less accumulated
            depreciation                530,748     339,523
                                     ----------  ----------

               TOTAL                 $1,142,129  $  932,028
                                     ==========  ==========

  NOTE 8 - NOTES PAYABLE


                                                             1997          1996
                                                        -------------  ------------
          Note Payable - Bank collateralized by
           an automobile, payable in monthly
           installments of $549 including interest
           at 8% due October 23, 1998                    $         -     $   11,201

          Note Payable - shareholder, collateralized
           by patents, payable in monthly
           installments of $3,738 including
           interest at 7%, due March 1999                     121,758       114,213
                                                           ----------    ----------

            Total Long-Term Debt                              121,758       125,372
            Current Portion                                    60,677        67,353
                                                          -----------   -----------

            Long-Term Debt, Less
             Current Portion                               $   61,081    $   58,019
                                                           ==========    ==========


          The aggregate amount of long-term debt maturing in each of the years subsequent to December 31, 1996 is as follows:



1997      $ 60,677
1998        50,772
1999        10,309
          --------
          $121,758
          ========

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


  NOTE 9 -   ACCOUNTS PAYABLE AND ACCRUED EXPENSES



          Accounts payable and accrued expenses are comprised of the following as of December 31, 1997 and 1996:


                                                    1997         1996
                                                 ----------    --------
            Accounts payable                     $  498,747    $714,215

            Accrued expenses                        421,641           -

            Accrued compensation - current          447,281     122,188
                                                 ----------    --------

               TOTAL                             $1,367,669    $836,403
                                                 ==========    ========


NOTE 10 - INCOME TAXES



       THE COMPONENTS OF THE PROVISION (BENEFIT) FOR INCOME TAXES FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 ARE COMPRISED OF THE FOLLOWING:



                            1997    1996
                            -----   -----

            Current:

               Federal      $-      $-

               State            -       -
                            -----   -----

                                -       -

            Deferred:

               Federal      $-      $-

               State            -       -
                            -----   -----

                                -       -
                            =====   =====


          The components of the net deferred tax assets and liabilities and the related tax effects as of December 31, 1997 and 1996 are comprised of the following:


                                                  1997              1996
                                               -------------    -------------
               Deferred tax assets:

                  Loss carryforwards           $3,212,000     $2,640,000
                  Less valuation allowance      3,212,000      2,640,000
                                              -----------    -----------
                                               $        -     $        -
                                              ===========    ===========

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998




  NOTE 10 - INCOME TAXES (CONTINUED)


          The following table summarizes the differences between the Company's statutory federal income tax provisions and the reported income tax provision for the years ended December 31, 1997 and 1996:


                                                            1997           1996
                                                          --------     -----------
               Provision (benefit) at statutory rate      $(643,750)   $(1,100,000)
               Effect of income taxes at lower rate       $  13,750    $    13,750
               Valuation allowance                        $ 630,000    $ 1,086,250



          As of December 31, 1997, the Company had net operating loss carryforwards subject to Code Section 382 limitations of approximately $9,447,000 to offset future taxable income. These carryforwards expire in 2012.


  NOTE 11 - SHAREHOLDERS= EQUITY


          A)  INCREASE IN AUTHORIZED SHARES AND CHANGE IN PAR VALUE



            On July 18, 1996, the shareholders of the Company approved the increase of the number of shares authorized from 10,000,000 shares to 20,000,000 shares and changed the par value from no par value to $.01 per share.



          B)  QUALIFIED STOCK PLAN



            In March 1993, the Company established a stock option plan for employees, consultants and directors for 150,000 shares of common stock. In February 1996 the Board of Directors increased the number of shares to 500,000. The plan provides for an automatic grant of options for 5,000 shares vesting semiannually for one year to each non-employee director provided that the director is still serving as a director on the vesting date.



            The exercise price of all qualified options granted under the plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. The exercise price for any participant in the qualified plan possessing more than 10% of the voting power of the Company=s outstanding common stock must equal at least 110% of the fair market value on the grant date. As of December 31, 1997 and 1996, no shares have been issued under the qualified plan.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


  NOTE 11 - SHAREHOLDERS= EQUITY (CONTINUED)


          C)  NON-QUALIFIED STOCK PLAN



            The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. Compensation cost to employees of $642,725 has been recognized related to stock options when the exercise price was below the fair market value of the stock at the date of grant. If the Company had elected to account for its stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per common share would have been reduced to the pro forma amounts indicated below:


                                      1997             1996
                                   ------------    -----------
               Net (Loss):

                  As reported      $(5,264,606)    $(3,275,342)
                  Pro forma        (17,596,642)     (4,052,179)

               Basic EPS:

                  As reported      $      (.76)    $       (.62)
                  Pro forma              (2.54)            (.77)

               Diluted EPS:

                  As reported      $       .46      $      (.62)
                  Pro forma              (1.34)            (.77)


            The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively:


                                                      1997      1996
                                                     ------    ------

               Dividend yield                           -          -
               Expected volatility                    232%       232%
               Risk-free interest rate               5.90%      5.39%
               Expected life of stock option      4 years    4 years


            The dividend yield reflects the assumption that the current dividend payout will continue to be zero. The expected life of the options is based on an estimate, and is not necessarily indicative of exercise patterns that may occur. The weighted average fair value per option was $3.35 and$ 2.27 for options granted during 1997 and 1996, respectively. A summary of the status of the Company's stock option plans as of December 31, and changes during each of the years then ended, follows:

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


  NOTE 11 - SHAREHOLDERS= EQUITY (CONTINUED)


                                           1997                  1996
                                   --------------------  -------------------
                                               Weighted             Weighted
                                               Average              Average
                                               Exercise             Exercise
                                     Shares      Price     Shares     Price
          Outstanding at
            beginning of year       1,852,500    $2.21     216,500    $3.60
          Granted                   3,903,637     1.81   1,680,000     2.05
          Exercised                  (200,000)     .36           -        -
          Forfeited/Expired        (1,150,000)    2.07     (44,000)    3.06
                                   ----------    -----   ---------    -----

          Outstanding at
            end of year             4,406,137     2.06   1,852,500     2.21
                                   ----------    -----   ---------    -----

          Options exercisable
            at end of year          2,222,804     1.87     252,500     3.55
                                   ----------    -----   ---------    -----




          The following table summarizes information about the stock options outstanding at December 31, 1997:

---------------------------------------------------------------------------------------------------
                              Options Outstanding                        Options Exercisable
---------------------------------------------------------------------------------------------------
                                                       Weighted
Range of                                 Average         Weighted                      Weighted
Exercise            Number              Remaining        Average         Number        Average
 Prices          Outstanding        Contractual Life  Exercise Price   Exercisable   Exercise Price
---------------------------------------------------------------------------------------------------
 $.10  -  .50       734,000                4.1            $ .36          734,000         $ .36
 2.00  - 2.50     3,505,500                5.1             2.19        1,322,167          2.37
 3.00  - 4.99        51,137                7.4             3.32           51,137          3.32
 5.00  - 7.00       115,500                9.1             5.17          115,500          5.17
---------------------------------------------------------------------------------------------------
  .10  - 7.00     4,406,137                7.3             2.06        2,222,804          1.87
---------------------------------------------------------------------------------------------------



          D)  WARRANTS, STOCK ISSUANCES, AND CONTRIBUTIONS TO CAPITAL



            Prior to 1996, the Company issued warrants to Barington Capital Group, L.P., the Company's underwriter in its initial public offering, to purchase 120,000 shares of the Company's common stock at an exercise price of $2.00. These warrants are outstanding as of December 31, 1997 and December 31, 1996. The fair market value of the warrants calculated using the Black-Scholes option pricing model is $1,332,540.



            On August 1, 1997 the Company executed the first of three Offshore Subscription Agreements offering to sell up to $2,000,000 aggregate principal amount of its convertible debentures in minimum denominations of $1,000. The offer and sale of the debentures was effected in accordance with and in reliance on the provisions of Regulation S promulgated under the Securities Act of 1933, as amended (the "Act"). The debentures had a term of two years with 8% interest per annum, payable with the Company's common stock at the time of conversion.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998



  NOTE 11 - SHAREHOLDERS= EQUITY (CONTINUED)


            Conversion rights began with the 41st day after issuance of the debentures into shares of the Company=s common stock at a conversion price of 70% of the average closing bid price of the Company's common stock during the last five days prior to the effective date of the conversion. Further, beginning 90 days after the issuance of the debentures, holders of an aggregate of at least 25% of the outstanding principal amount of the debentures, or of at least 30% of the shares of common stock into which the debentures were convertible, were entitled to a one time demand registration right for such common stock at the expense of the Company and would also have unlimited piggyback registration rights for a period of three years after such issuance.



            Sale of debentures in 1997 totaled $705,000; all of which were converted to 2,147,247 common shares of stock.



            In connection with the placement of this sale, the Company paid a cash commission of 10% of the offering price, a 3% non-accountable expense allowance, stock purchase warrants for shares of common stock equal to 10% of the aggregate number of shares received by the holder=s of the debentures at an exercise price equal to 120% of the conversion price per share calculated for each instance in which the conversion of a debenture took place. The average exercise price for each warrant is $.396. The fair market value of the warrants calculated using the Black-Scholes option pricing model is $293,961.



            On November 12, 1997 the Company issued 2,083,333 warrants in connection with the purchase of 1,250,000 shares of the Company's common stock from three offshore investors. The warrants grant the right to purchase 2,083,333 shares of the Company's common stock; 1,666,666 shares at an exercise price of $2.00 per share and 416,667 at an exercise price of $3.00 per share. The warrants expire in two years. The fair market value of the warrants calculated using the Black-Scholes option pricing model is $6,160,326.



            Effective March 31, 1997 the Company issued 76,509 shares of common stock to the Chairman of the Board in exchange for the cancellation of a $150,000 loan made to the Company in the first quarter of 1997.



            In April 1997 the company issued 75,903 shares of common stock at $2.60 per share to a lock assembly contractor as payment for assembly services and tooling charges and stock registration costs. The contractual value of the assembly and tooling services was $171,348.



            In April 1997 the Company issued 25,503 shares of common stock to the Chairman of the Board in exchange for the cancellation of a $50,000 loan made to the Company in April 1997.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


  NOTE 11 - SHAREHOLDERS= EQUITY (CONTINUED)


            In April 1997 the Company sold 115,385 shares of common stock to a single offshore investor. The aggregate sum paid in cash for the shares was $150,000. There was no underwriter in connection with this sale and no discounts or commission were paid in connection with the sale.



            In May 1997 the Company issued 30,000 shares of common stock to two employees in connection with an employment severance agreement.



            In May 1997 the Company sold 163,846 shares of common stock to two offshore investors. The aggregate sum paid in cash for the shares was $200,000. There was no underwriter in connection with this sale and no discounts or commissions were paid in connection with the sale.



            In June 1997 the Company sold 153,846 shares of common stock to a single offshore investor. The aggregate sum paid in cash for the
            shares was $200,000.   There was no underwriter in connection with
            this sale and no discounts or commissions were paid in connection with the sale.



            In September 1997 the Company issued 93,583 shares of common stock in payment of ongoing marketing and advertising services. The value of this service contract is $175,000.



            In October 1997 the Company's president exercised 200,000 options, of which 72,000 were granted with and option price of $0.10 and 128,000 were granted with an option price of $0.50.



            In November 1997 the Company sold 1,250,000 shares of common stock and 2,083,334 stock purchase warrants to three offshore investors. The aggregate sum paid in cash for the shares and stock purchase warrants was $2,500,000. In connection with the placement of this sale of common stock and stock purchase warrants, an agent was paid a fee of 13.5% of the sales price of the common stock sold to the investors and $60,000 for legal fees. The placement agent will receive a fee of 13.5% of the sales price of the stock underlying the warrants if the warrants are exercised. In addition, the Company was required to enter into a Financial Public Relations Agreement valued at $750,000 and a Financial Consulting Agreement in the amount of $250,000. Fifty percent of the Financial Public Relations Agreement was paid at closing and will be recognized as expense over the one year term of the agreement. The $250,000 Financial Consulting Agreement was paid at closing and will be recognized as expense over the one year term of the agreement.



            In 1997 Company officers and board members waived salary amounts which had been accrued for the year 1996. As a result, $122,187 has been reclassified to contributed capital.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


  NOTE 11 - SHAREHOLDERS= EQUITY (CONTINUED)


            In 1997 officers and board members waived $193,525 of salary which has been reflected as compensation and contributed capital.



            Non-employee consultants were granted 400,000 options in January 1997 at an exercise price of $2.50 which was $.50 per share lower than the fair market value at the date of grant. The value of these options was computed using the Black-Scholes option-pricing model which resulted in the recognition of consulting expense and contributed capital of $882,956 in the year 1997.



            Non-employee consultants were granted 412,500 options in April 1997 at an exercise price of $2.50 which was $1.00 per share lower than the fair market value at the date of grant. The value of these options was computed using the Black-Scholes option-pricing model which resulted in the recognition of consulting expense and contributed capital of $910,701.



            In August 1997 two officers and two board members were granted 324,000 stock options with an exercise price of $0.10 which was $0.93 per share lower than the fair market value at the date of grant. Compensation expense of $301,644 was recorded for the below market value difference in accordance with APB Opinion #25. This amount was also recorded as contributed capital.



            In October 1997 two new board member's were granted 500,000 stock options with an exercise price of $2.00 which was $1.25 per share lower than the fair market value at the date of grant. The options vested one third in the year of grant and will be fully vested over a three year period. Compensation expense of $208,333 was recorded for the vested portion of the below market difference in accordance with APB Opinion #25. This amount was also recorded as contributed capital. The non vested portion of compensation has been recorded as deferred compensation and accrued compensation.



            In December 1997 the Chairman of the Board was granted 1,000,000 stock options at an exercise price of $2.00 which was $.5310 per share lower than the fair market value of the stock at the date of grant. The options vest over a four-year period beginning in 1997, provided the Chairman continuously serves as a member of the Board of Directors and that the patented inventions continue to be assigned to the Company. Compensation expense of $132,750 was recorded for the vested portion of the below market value difference in accordance with APB Opinion #25. This amount was also recorded as contributed capital. The non vested portion of compensation has been recorded as deferred compensation and accrued compensation.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


NOTE 11 - SHAREHOLDERS= EQUITY (CONTINUED)


          In December 1997 the President was granted 500,000 stock options at an exercise price of $2.00 which was $.5310 per share lower than the fair market value of the stock at the date of grant. Options for 200,000 shares vest on December 31, 1998 and options for 300,000 shares vest on December 31, 2001, provided the President is continuously in employment with the Company as of each vesting date. The 300,000 options may vest earlier based upon performance levels established by the Board of Directors. If the net after tax profits for 1999 exceed $1,000,000 or $1,500,000 then 50,000 shares or 100,000 shares will vest, respectively. If the net after tax profits for the year 2000 exceed $1,500,000 or $2,000,000 then 100,000 shares or 150,000 shares will vest, respectively. The non vested portion of the below market value difference has been recorded as deferred compensation and accrued compensation in accordance with APB Opinion #25.



NOTE 12 - EARNINGS (LOSS) PER COMMON SHARE


               The Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 128, AEarnings per Share,@ effective for the year ended December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per common share (EPS) in the statement of operations. Under the new requirements, basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of stock options and other securities that may be converted into common shares. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:



                                             1997           1996
                                         ------------   ------------

Numerator:

Net (Loss)                               $(5,264,606)   $(3,275,342)
Numerator for basic EPS                   (5,264,606)    (3,275,342)
Effect of dilutive securities:            11,351,813              -
                                         -----------    -----------

Numerator for diluted EPS                $ 6,087,207    $(3,275,342)
                                         -----------    -----------

Denominator:

Denominator for basic EPS

 weighted-average shares                   6,920,820      5,243,936

Effect of dilutive securities:

Stock Options                              5,239,500              -
Warrants                                   1,881,391              -
Potentially dilutive commmon shares                -              -
                                         -----------    -----------

Denominator for diluted EPS               13,041,711      5,243,936
                                         -----------    -----------

Basic EPS                                $      (.76)   $      (.62)
                                         -----------    -----------
Diluted EPS                              $       .46    $      (.62)
                                         -----------    -----------


                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


NOTE 13 - LEASING ARRANGEMENTS


      A)  CAPITAL LEASES



      The Company leases office and computer hardware equipment under leases accounted for as capital leases as follows:





                                    1997       1996
                                   -------   ---------

Leased equipment                    $    -   $ 77,501
Less accumulated amortization            -    (67,624)
                                    ------   --------

                                    $    -   $  9,877
                                    ======   ========


        Interest expense on capital leases for the year ended December 31, 1996 was $1,306.



      B)  OPERATING LEASES



      In February 1996, the Company entered into a three year lease for its office facility. The Company is required to pay $144,000 over the three year period. The agreement also provided for a renewal option for three years at a base rent totaling $166,830 at December 31, 1998. The future minimum rental payments required under this operating lease through January 1999 is $52,000. The total rent expense charged to operations was $54,468 and $61,069 for the years ending December 31, 1997 and 1996, respectively.


NOTE 14 - LITIGATION


      On April 3, 1996, the Company settled a lawsuit filed in October 1995 against the Company and two of its directors and largest individual shareholders, Robert and Cynthia Gilbert, by Barington Capital Group, L.P. ("Barington") by and through its general partner, LNA Capital Corp. Barington was the Company's underwriter in its initial public offering. In 1996, Barington settled the lawsuit for 20,000 shares of the Company's restricted common stock.



      The Company and the current Chairman of the Board are being sued by the former Chief Executive Officer for liable and slander arising from the appointment and termination of the former Chief Executive Officer. The Company is being represented by an Insurance Company. The case is in its final stages and the Company does not anticipate a material effect on the financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


NOTE 15 - BUSINESS COMBINATION



       As of February 13, 1996, a newly formed 100% wholly owned subsidiary of the Company, Sphere Enterprises, Inc., was merged with Saf T Lok Corporation, a Florida corporation, with the subsidiary continuing under the name of Saf T Lok Corporation. The merger was achieved by converting all of the outstanding shares of Saf T Lok Corporation into 2,238,957 shares of the Company, thereby allowing the original shareholders of RGB to own approximately 60% of the combined entity after the merger with a total number of shares outstanding after the merger of approximately 5.6 million shares. Also, in connection with the merger, the Company issued performance stock options for 1,000,000 shares to Frank Brooks and 600,000 shares to Robert Gilbert at an exercise price of $2 per share. In 1997 Frank Brooks= 1,000,000 options were canceled and reissued under a new option agreement with no performance standards. The remaining options will vest if the performance standards are reached at a rate of 1/3 annually beginning January 1, 1997 with the last third vesting January 1, 1999. In order to calculate the amount of shares that will vest each year, the annual maximum as stated above is multiplied by a fraction, the numerator of which is STL's net income as determined in accordance with generally accepted accounting principles consistently applied before interest, taxes, depreciation and amortization less the low earnings target for each year and the denominator of which is the difference obtained by subtracting the low earnings target for any year from the high earnings target for such year as set forth in the schedule below:


          Year  Low Earnings Target    High Earnings Target
          ----  -------------------    --------------------

          1996       $2,500,000   $ 4,500,000
          1997       $4,000,000   $ 7,500,000
          1998       $8,000,000   $15,000,000


       In the event that options with respect to the 600,000 shares awarded Robert Gilbert have not vested by January 1, 1999, the remaining options will vest based on a fraction derived from the amount by which STL's aggregate earnings from 1996 through 1998 exceed $14,500,000 which is the total of the low earnings target.


NOTE 16 - SUBSEQUENT EVENTS


       On April 9, 1997, the Company issued to two former employees 30,000 shares of the Company's common stock for services rendered.



       On January 20, 1998 the Company issued 416,667 warrants in connection with the purchase of 250,000 shares of the Company's common stock from three offshore investors. The warrants grant the right to purchase 416,667 shares of the Company's common stock (333,334 shares at an exercise price of $2.00 per share and 83,333 at an exercise price of $3.00 per share). The warrants expire in two years. The fair market value of the warrants calculated using the Black-Scholes option pricing model is $1,060,489.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


NOTE 16 - SUBSEQUENT EVENTS (CONTINUED)


       On February 10, 1998 the Company accepted a purchase order from an independent wholesaler for the purchase of $6,000,000 of the Company's gun locks and received a $1,000,000 advance payment on the order.



       On February 11, 1998 the Company entered into a Distribution Agreement with a newly formed, unaffiliated distribution company for the sale and purchase of $20,000,000 of the Company's gun locks over a period of three years. The purchase order received from the wholesaler, will apply towards fulfillment of the $20,000,000 purchase requirement in the distribution agreement.



       Pursuant to the February 11, 1998 Distribution Agreement, the distributor is obligated to create and place advertising totaling $5,000,000. The Company has issued 1,000,000 shares of its common stock in connection with the Distribution Agreement which has been pledged by the distributor as security for the obligation to place the advertising. As the distributor fulfills its obligation, the Company will release the pledged shares at the rate of one share for each five dollars of advertising placed.



       In connection with the Distribution Agreement, on February 11, 1998 the Company entered into an agreement with three unaffiliated companies, granting them stock purchase warrants for an aggregate total of 2,000,000 shares of common stock with an exercise price of $5.00 per share and a term of five years. These companies were instrumental in assisting the Company in finding the Wholesaler and the Distributor.



       In addition to, and in connection with the Distribution Agreement, on February 11, 1998, the Company entered into a commission agreement with a consulting company which helped structure the transaction with the distributor. This commission agreement provides that the consulting company will receive a 15% commission from the sale of the products in accordance with the Distribution Agreement and a 15% fee upon the exercise of the stock purchase warrants described above.



       On January 14, 1998, pursuant to the $750,000 Financial Public Relations Agreement entered into in 1997, the payment terms were renegotiated to include the transfer of 300,000 warrants by the three offshore investors on behalf of the Company to partially satisfy the remaining $375,000 liability which will arise upon fulfillment of the contract terms with the Company. In addition, the Company issued 25,000 shares of common stock valued at $2.75 per share to the Financial Public Relations firm, and has agreed to enter into a Product Recognition Campaign Agreement whereby the Company will pay $10,000 per month for those services set forth in the Agreement. Each of the above mentioned amounts to be paid by the Company, including the issuance of the warrants by the three offshore investors, is to be in satisfaction of the remaining $375,000 liability which will arise upon fulfillment of all of the contract terms with the Company.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1998


NOTE 16 - SUBSEQUENT EVENTS (CONTINUED)


       The Company has issued 9,570 shares of common stock to a provider of investor relations services rendered to the Company between March 1996 and June 1997.



       The Company has issued 50,880 shares of stock in satisfaction of rent due to a landlord. The amount of the payable to the landlord at December 31, 1997 was $46,640.