Form 10KSB/A
period 1997-12-31
SAF T LOK INC
filed 1998-05-13
CIK 902056

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in the form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.[_]

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $24,500,000 based upon the average bid and asked prices of such stock on April 27, 1998 as reported on the NASDAQ SmallCap Market.

On April 30, 1998 there were 11,519,077 shares of the registrant's common stock outstanding.

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

As a development stage entity, STL was engaged in product and market research and development from its incorporation in 1989 until its merger with the Company. STL dedicated six years to confirming the initial Saf T Lok/TM/ concept and then developing and refining a prototype product that it could use to demonstrate the appearance and functionality of its product to consumers and retailers. In 1996, the Company conceived, developed, and produced a prototype of its Magazine Lock.

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

The Saf T Lok/TM/ is designed to ensure reliable operation and long lock life under firing conditions. Gaps in the casing are designed to prevent sand and dirt infiltration. The lock mechanism's nickel plated zinc alloy composition makes it highly corrosion resistant. The design and layout of the mechanical parts shunt forces from firing recoil and mishandling to the lock casing, diminishing the potential for small parts breakage. In tests commissioned by the Company, an engineering testing company in Orlando, Florida, tested the Saf T Lok/TM/, mechanically cycling it through 36,525 openings and closings without failure or indication of wear. This is the equivalent of one use per day for 100 years. Further, the Company had the Saf T Lok/TM/ subjected to the firing of 5000 rounds while mounted on a .45 caliber semi automatic pistol without problem, as witnessed by the range master of an indoor gun range in West Palm Beach, Florida. The Saf T Lok/TM/ has also passed numerous tests for impact resistance and immersion in corrosive liquids and dirt.

The Company owns seven U.S. patents assigned to it by Franklin W. Brooks, the inventor which have durations ranging from 2008 to 2013. In addition, 14 claims have been allowed on a pending patent application covering all aspects of the Company's magazine lock and the issuing fee has been paid for this additional patent. Three U.S. patents are pending. These patents cover locks for revolvers, long arms and semi automatic pistols and extend coverage to externally mounted locks which act on a gun's external safety mechanism to block operation. Other patent claims cover incorporation of a lock into a gun's grip assembly, into a magazine, and the use of an adapter plate to mount a lock.

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

The Company has completed the development of 6 models of the Magazine Lock and expects to complete the development of approximately 21 additional models of the Magazine Lock. The Company is currently producing 2 models of the Magazine Lock.

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

MANUFACTURING

The Company intends to minimize overhead by subcontracting the component manufacturing of the gun locks to specialists: die manufacturers cast the lock components, a grip manufacturer injection molds gun grips to house the Saf T Lok/TM/ components. The Company assembles the gun locks in-house and has recently expanded its production facility, employing 36 assembly workers and 6 production supervisors. After quality assurance testing, packaging, and handling, the Saf T Lok/TM/ is ready for distribution. The Magazine Lock is currently being manufactured for the Company by a magazine manufacturer. Currently, the Company is assembling and shipping approximately 3,500 locks per week and hopes to increase the shipment rate to approximately 6,000 locks per week by June 30, 1998.

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

The Company is financing the expansion of its production facility and its working capital needs with cash on hand (approximately $2,050,000 as of April 30, 1998. The Company believes it has the capital resources to increase its production rate to 6,000 locks per week.

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

The Company engaged West Marketing, Inc. ("West") and Marketing Direct Concepts, Inc. ("MDC") in order to help promote the Saf T Lok/TM/ and the Magazine Lock. West was engaged in June, 1997, for a period of one year, to create a strategic and tactical marketing plan, conduct public relations on behalf of the Company, place direct response advertising, develop a telemarketing program, develop a sales training program, develop an export marketing program and develop an Internet marketing program. The Company paid West for these services through the issuance of 93,583 shares of restricted Common Stock. MDC was engaged in October, 1997, for a period of one year, to develop a financial public relations campaign consisting of E-Mail and faxing services, maintenance of a website and providing teleconference services for brokers and securities analysts. MDC was further engaged in January, 1998, for a period of one year, to develop a product recognition campaign in order to expose the Company and its products to the general public, utilizing all media sources and MDC's E-mail database. The consideration paid by or on behalf of the Company for all of the services to be performed by MDC consisted of the payment of $375,000 in cash, the issuance of 25,000 shares of restricted Common Stock, the assignment of stock purchase warrants for 300,000 shares held by three of the Company's stockholders and an agreement to make a monthly payment of $10,000 through December, 1998.

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

EMPLOYEES

Including its executive officers, the Company had 49 full time employees as of March 31, 1998, of which 36 are assembly workers, 6 are production supervisors and 7 are employed in the Company's executive offices. Of those full time employees at the Company's executive offices, 2 are executives, 4 are professionals and 1 is in a clerical position. None of the Company's employees is covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

The Company owns seven U.S. patents which have durations ranging from 2008 to 2013. In addition, 14 claims have been allowed on a pending patent application covering all aspects of the Company's Magazine Lock and the issuing fee for this additional patent has been paid. Three U.S. patents are pending as are 32 foreign patent applications filed in Canada and other countries. The issued patents are dated January 29, 1991 through October 7, 1995. The Company's patent numbers are permanently molded into adapter plates and lock housings in order to give warning to potential infringers.

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

Financial Information. The information with respect to the Company's revenues, operating profit and loss and assets attributable to the Company's business is contained within the Financial Statements set forth on pages F-1 to F-27 herein.


                                 RISK FACTORS

In evaluating the Company's business, prospective investors should carefully consider the following risk factors before purchasing the securities offered hereby. This report on Form 10-K contains certain forward-looking statements. Statements of plans, intentions and objectives by the Company and statements of future economic performance contained in this report should be deemed to be forward-looking statements. Cautionary statements are made in certain sections of this report. These cautionary statements should be read as being applicable to all related forward-looking statements wherever they appear in this report or the materials referred to in this report.

UNPROVEN MARKET; COMPETITION. The market for the Saf T Lok /TM/ and the Magazine Lock gun locking devices is unproven even though there are millions of handguns in the United States. The Company's gun locking devices retail for approximately $90 each while simple, key operated trigger locks retail for less than $20. The Company has based its belief on the existence of a large market for its gun locking devices on anecdotal evidence, without a broad based market study. There can be no assurances that a market will develop so as to provide sufficient revenues for the Company to make a profit.

POLITICAL CLIMATE OR EVENTS COULD HAVE AN ADVERSE EFFECT ON THE MARKET FOR GUN LOCKING DEVICES. The issue of gun control is a highly political issue in the United States. The Company believes that the National Rifle Association will oppose any legislation that touches on gun control, including any gun lock legislation. Other groups are promoting gun lock legislation at the federal and state levels. However, the Company cannot rely on the passage of any type of gun control or gun safety legislation to create a market for the Company's gun locking devices.

NEED FOR ADDITIONAL CAPITAL. The Company may have a need for additional capital if operating losses continue or if there is a rapid increase in orders for its products causing a need for additional working capital. It is unlikely that the Company will be in a position for at least one year to borrow money from financial institutions for working capital or to support continuing losses. Because of the large number of shares underlying stock purchase warrants and stock options, the Company may not be able to raise equity capital in the future on favorable terms.

VOLATILE AND THIN MARKET FOR THE COMPANY'S STOCK. The Company's Common Stock is currently traded on the Nasdaq SmallCap Market. The price of the Company's Common Stock has been highly volatile and may continue to be volatile based on events outside of the Company's control. While trading volume has recently averaged more than 100,000 shares per day, trading volume has historically been substantially lower. Low trading volume can contribute to greater volatility of the market price of the Company's Common Stock.

DILUTION IF STOCK PURCHASE WARRANTS AND STOCK OPTIONS ARE EXERCISED. The Company has outstanding stock purchase warrants covering 214,725 shares of Common Stock exercisable at $0.396 per share, 2,000,000 shares of Common Stock exercisable at $2.00 per share, 500,000 shares of Common Stock exercisable at $3.00 per share, 120,000 shares of Common Stock exercisable at $11.20 per share, 2,000,000 shares of Common Stock exercisable at $5.00 per share, and stock options for 4,139,137 shares of Common Stock exercisable at prices ranging from $0.10 to $7.00 per share. The exercise of all of these stock purchase warrants and stock options would result in an increase in the outstanding shares of Common Stock by approximately 82%.

LACK OF PROFITABLE OPERATING HISTORY. The Company has not earned a profit since its inception and currently is operating at a loss. The Company believes it must achieve revenues through the sale of its gun locking devices of more than $400,000 per month in order to break even. The Company's monthly revenues since January 1, 1997 have averaged $3,600. The Company is relying heavily on the success of its Magazine Lock in order to achieve these revenues. There can be no assurances that the Company will be able to achieve sufficient revenues to enable it to operate at a profit.

STATE AND FEDERAL REGULATION. While gun locking devices are currently not regulated under state or federal regulations, it is likely in the future that such devices will be regulated. There can be no assurances that the Company's devices will meet the requirements of such future regulations. In which case, sales of such devices by the Company would be adversely affected.

LOSS OF FOUNDER OR OTHER KEY EMPLOYEES. The founder, Frank W. Brooks, Chairman of the Board, started and developed Saf T Lok, Inc., which merged into the Company. Mr. Brooks continues to contribute to the development of the Company. John L. Gardner, President and Chief Executive Officer, is a key employee of the Company as well. Eugene V. Horanoff, Chief Engineer, is responsible for product development. Jeffrey W. Brooks, Vice President, Secretary and Treasurer, is responsible for manufacturing and assembly. The loss of the services of one or more of these executives would have a material adverse effect on the Company. The Company has no key-person life insurance policy on any of these executives.

NO DIVIDENDS ARE PRESENTLY INTENDED. The Company presently intends to retain any earnings and pay no dividends. Future dividends, if any, will depend on the Company's profitability, financial condition, capital requirements and other considerations determined by the Company's Board of Directors.

VOTING CONTROL BY THE DIRECTORS. As of March 31, 1998, the Company's Chairman of the Board of Directors, Mr. Brooks beneficially owns approximately 1,490,006 shares or 12.96% of the outstanding shares (includes an option to purchase 1,000,000 shares of Common Stock). As the largest Shareholder in the Company, he may, as a practical matter, have the ability to control the Company. See "Security Ownership of Certain Beneficial Owners and Management."

SHARES ELIGIBLE FOR FUTURE RESALE. Sales of Common Stock outstanding may adversely affect the market price of the shares in the future. There were 11,519,077 shares of Common Stock outstanding as of April 30, 1998, of which 2,119,516 were "restricted securities" of which 1,000,933 are eligible for resale currently and within 90 days from April 30, 1998. The Company has issued and outstanding stock purchase warrants for 4,834,725 shares, of which 2,500,000 shares are eligible for sale into the market without further registration. Further, the Company has issued and outstanding stock options for 4,139,137 shares, of which 1,950,805 shares are currently exercisable.

PROTECTION OF PATENT RIGHTS. The Company holds seven patents that pertain to the Saf T Lok /TM/ combination gun lock. Three U.S. patents are pending relating to the Magazine Lock. Patent applications have also been filed for protection in Canada and other countries. The Company expects these applications to be approved. However, there can be no assurances that any of these patents will protect the Company from competitors offering similar devices.

EXCLUSIVE DISTRIBUTION AGREEMENT. The Company has entered into a distribution agreement that grants exclusive marketing rights to the distribution of its gun locks for the consumer market. See "Product Distribution-Distributor Agreement
 ." The distributor is a newly formed business with no prior experience in selling gun locks. There can be no assurance that the distributor will be able to perform its obligations under the distribution agreement. In the event the distributor meets its minimum obligations in the agreement, the Company will not be able to sell its products to the consumer market during the three year term of the agreement except by selling the products to the distributor, even if the Company believes it could achieve higher sales to the consumer market through its own efforts or the efforts of other distributors.

PENNY STOCK TRADING RULES. In the event the Common Stock is delisted and no longer included on the Nasdaq SmallCap Market, the Common Stock may become subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including determination of the purchaser's investment suitability, delivery of certain information and disclosures to the purchaser, and receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction. In addition, many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. In the event the Common Stock becomes subject to the penny stock trading rules, such rules may materially limit or restrict the ability of a holder to resell such equity securities, and the liquidity typically associated with other publicly traded equity securities may not exist.


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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on October 10, 1997. The Stockholders approved the reelection of the six directors named in the proxy statement as follows: Franklin W. Brooks 2,879,834 for, 1,219,481 against; Jeffrey W. Brooks 2,879,834 for, 1,219,481 against; John L. Gardner 4,088,315 for, 11,000 against; Robert L. Gilbert, III 4,095,314 for, 4,001 against; William M. Schmidt 2,879,834 for, 1,219,481 against; Eugene V. Horanoff 2,879,834 for, 1,219,481 against. No other matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

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
------------------------------------------------------------------------

On March 13, 1998, the Company issued 1,000,000 shares or unregistered Common Stock to a distributor of the Company's products in connection with a distribution agreement. See "Product Distribution - Distributor Agreement." This sale was exempt from registration under (S)4(2) of the Securities Act.

On March 25, 1998, the Company sold 25,000 shares of unregistered Common Stock to a marketing and public relations company in exchange for marketing and public relations services rendered to the Company. This sale was exempt from registration under (S)4(2) of the Securities Act.

                        ITEM 6. SELECTED FINANCIAL DATA

     The Selected Financial Data presented below should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this report on Form 10-K, and in conjunction with "Management's Discussion and Analysis" and Financial Statements included elsewhere in this report. The Selected Financial Data for the fiscal years ended December 31, 1994 and 1995 were audited by Michelson & Co., P.A. The Selected Financial Data for the fiscal year ended December 31, 1996 was audited by Weinberg, Pershes & Co., P.A. The Selected Financial Data for the fiscal year ended December 31, 1997 was audited by Goldberg, Pershes & Co., P.A.

                     Fiscal Year      Fiscal Year      Fiscal Year      Fiscal Year      Fiscal Year
                     Ended Dec.       Ended Dec.       Ended Dec.       Ended Dec.       Ended Dec.
                     31, 1993(1)      31, 1994(1)      31, 1995(1)      31, 1996(2)      31, 1997
-----------------------------------------------------------------------------------------------------
Net Sales or         $2,104,784       $1,048,594         $199,930         $5,734          $15,926
Operating
Revenues
-----------------------------------------------------------------------------------------------------
Income
(Loss) from          (1,326,250)      (2,276,162)      (1,260,240)    (2,841,716)      (5,264,543)
Continuing
Operations
-----------------------------------------------------------------------------------------------------
Income
(Loss) from
Continuing
Operations                (0.47)           (0.70)           (0.36)         (0.54)           (0.76)
Per Share of
Common
Stock
-----------------------------------------------------------------------------------------------------
Total Assets          7,336,792        4,766,571        3,440,870      2,094,158        5,521,871
-----------------------------------------------------------------------------------------------------
Long Term
Obligations
and                     102,207           66,204           14,515        125,414          121,758
Redeemable
Preferred
Stock
-----------------------------------------------------------------------------------------------------
Cash
Dividends
Declared Per               0.00             0.00             0.00           0.00             0.00
Share of
Common
Stock
-----------------------------------------------------------------------------------------------------

(1) The Company conducted the business of operating a retail store that sold Amiga computers and produced a series of tutorial programs used with software written for the Amiga platform during the fiscal years ended December 31, 1993, 1994,and 1995. This business was discontinued in 1995. Thus, the information provided for those years does not provide investors and other users of this information with a relevant assessment of the financial condition and results of operations of the Company in the gun lock business which was commenced during the fiscal year ended December 31, 1996.

(2) During the fiscal year ended December 31, 1996, the discontinued operations accounted for a loss of $33,626 and a loss per share of common stock of $0.08.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company, organized in 1989, was engaged in the business of assembling, marketing and selling personal computer-based video editing systems through 1995. The Company merged with Saf T Lok, Inc. in February, 1996, and changed its name to Saf T Lok Incorporated. The merger was accounted for under the purchase method. Therefore, the historical financial information for Saf T Lok, Inc. does not appear for periods prior to February, 1996. Saf T
Lok, Inc. was a development stage company that had been engaged in the business of developing the Saf T Lok /TM/ with no revenues and profits.


Year Ended December, 1997 Compared to Year Ended December 31, 1996.

Results of Operation
--------------------

The Company continued as a development stage company in 1997 with revenues of only $40,594 as compared to $57,349 in 1996. These revenues resulted from sales to gun dealers as their initial stocking purchases. During 1997, the Company concluded that its strategy of selling its gun locking devices through gun dealers was not producing results. Therefore, the Company began to explore new ways of marketing the gun locking devices.

However, as 1996 came to a close, the Company had a need for additional capital in order to fund its continuing product development efforts, purchase tooling for its Magazine Lock and other models of the Saf T Lok /TM/ and to support its operations while a new marketing strategy was implemented to produce significant revenues. Because of a cash shortage, the Company substantially reduced its advertising expenditures during the early part of 1997, focusing its activities on product development and capital raising. The Company engaged a number of consultants to coordinate its efforts at the Federal and State levels of government for legislation involving mandatory requirements for gun locking devices. Most of these consultants were compensated by way of stock options. From January through April 1997, the Company granted stock options for a total of 812,500 shares to 14 individuals with an exercise price of $2.50 per share. Each of these individuals were engaged to perform consulting services for the Company. The accounting treatment for stock options granted to consultants is complex. Using the Black-Scholes formula for valuing these stock options, the consulting expense recognized by the Company as a result of these stock options was approximately $1,800,000.

The Black-Scholes formula takes into account the volatility of the market price of the stock. Because of events in the fall of 1997 which caused the market price of the Company's stock to rise dramatically, the volatility factor for the Black-Scholes formula is quite large. The larger the volatility factor for the Black-Scholes formula, the larger the value attributed to any given stock option.

In April, 1997, the Company, after conducting a search for several months, employed Mr. Gardner and appointed him president and chief executive officer.
In connection with his employment, Mr. Gardner was granted a stock option for 600,000 shares with an exercise price of $0.50 per share. Mr. Gardner recognized that the Company had a need to raise additional capital in order to achieve its objectives and set out to raise sufficient capital to complete the development of and purchase the tooling for the Magazine Lock and other models of the Saf T Lok /TM/. After exploring alternative means of raising capital, the Company concluded that a Regulation S placement to a small number of foreign investors was the best means of raising capital. From May through August, 1997, the Company raised a total of $1,255,000 (gross proceeds) in equity and convertible debt through several Regulation S placements. While these Regulation S placements were costly to the Company in terms of the fees involved and the prices at which these securities were sold, the Company believed that it was in the best interests of the shareholders to raise this capital in order to finance the continuing development program and a new marketing program. While this capital-raising effort was under way, the Company was unable to make significant progress in developing a new marketing strategy.

Because of the Company's need for capital, several of the executive officers of the Company waived compensation during the first half of 1997. In August, 1997, the Company granted stock options to the executive officers and key employees for working with the Company under very trying circumstances. The grant of these stock options created an expense to be recognized as compensation by the Company in the amount of approximately $643,000 and deferred compensation in the amount of approximately $447,000.

From May through August, 1997, the Company raised a total of $550,000 through the sale of common stock and $705,000 through the sale of convertible debentures all in Regulation S offerings. After the expenses of these offerings, the Company realized net proceeds of approximately $1,063,000. Under the terms of the convertible debentures, the debentures were convertible into common stock at 70% of the average bid price for the five trading days prior to the Company receiving notice of conversion. The convertible debentures were converted into Common Stock in September and October, 1997. Because the price of the stock at the time of conversion was substantially higher than the conversion price, the Company recognized an interest expense of $302,143.

In July, 1997, the Nasdaq SmallCap Market notified the Company that the Company's balance sheet as of March 31, 1997, indicated that the Company did not meet the continuing listing requirements for the SmallCap Market in that the Company's total assets were less than $2,000,000. The SmallCap Market also advised the Company that, in its opinion, the Company would not be able to maintain the capital and surplus requirement based on its operating losses and would be delisted from the SmallCap Market. The Company received a hearing on this matter and was granted an extension of time to raise additional equity capital so that the Company's capital and surplus (stockholders' equity) was at least $2,000,000 by October 15, 1997. The Company continued its efforts to raise additional capital realizing that shareholder value could be adversely affected if the Company's shares were not traded on the SmallCap Market.

On October 9, 1997, the headline in the New York Times newspaper announced that President Clinton had reached an agreement with the manufacturers of a majority of the handguns sold in the United States that handguns would be sold with gun locks. No reference was made to the Company in this article. However, the Company's stock experienced extraordinary trading volume with the price rising from a closing price on the previous day of $0.438 per share to a closing price on October 9 of $3.00 per share on volume of 13,861,900 shares, as reported by the SmallCap Market.

Partially as a result of the sudden interest in the Company's stock, the Company, in a Regulation S offering, reached an agreement with three foreign investors whereby these investors would purchase 1,500,000 shares of common stock from the Company at $2.00 per share and receive two-year stock purchase warrants for a total of 2,000,000 shares exercisable at $2.00 per share and 500,000 shares exercisable at $3.00 per share. The Company sought and received an extension from the SmallCap Market to extend the time period within which the Company would raise additional equity capital to November 15, 1997. On November 12, 1997, the Company closed the transaction with the three foreign investors with respect to 1,250,000 shares of common stock and two-year stock purchase warrants for 1,666,666 shares exercisable at $2.00 per share and stock purchase warrants for 416,667 shares exercisable at $3.00 per share, and shortly thereafter, the SmallCap Market advised the Company that it would not be delisted. On January 20, 1998, the Company closed the transaction with the three foreign investors with respect to the remaining 250,000 shares of common stock and two-year stock purchase warrants for 333,334 shares exercisable at $2.00 per share and two-year stock purchase warrants for 83,333 shares exercisable at $3.00 per share.

The net proceeds of the sale of 1,250,000 shares on November 12, 1997, after deducting contract payments for a public relations firm, a business consultant, the placement agent's fee and the legal fees for the placement agent, were $1,910,000. The public relations firm contract required the Company to pay $375,000 at the time of this closing with a subsequent $375,000 to be paid upon the exercise of all stock purchase warrants for at least $1,000,000. The consulting firm contract required the Company to pay $250,000 at the time of closing. Both of these contracts provide for services over the course of one year. The Company is accounting for these contracts as an operating expense over the course of the contracts. The expense recognized in 1997 for these contracts was a total of approximately $142,000. The balance of the expense $858,000 will be incurred in 1998. In early 1998, the Company restructured the agreements with the public relations firm, expanding the scope of the services to be provided and, in lieu of paying an additional $375,000 to the financial consulting firm in the future, delivered 25,000 shares of unregistered common stock, caused three stockholders to assign stock purchase warrants for 300,000 shares exercisable at $3.00 per share and agreed to pay $10,000 per month for twelve months. When stock purchase warrants are exercised for more than $1,000,000, the Company will pay $375,000 to the three stockholders who assigned the stock purchase warrants, or their assigns.

The comparison of major expense categories between 1997 and 1996 is set forth below:


Category                                                        1997            1996
-----------------------------------------------------------------------------------------

Consulting Fees                                                $2,595,576        $  5,893
-----------------------------------------------------------------------------------------

Salaries and Wages                                             $1,009,871        $715,662
-----------------------------------------------------------------------------------------

Advertising and Sales Promotion                                $  241,536        $735,093
-----------------------------------------------------------------------------------------

Legal, Accounting and Professional Fees                        $  254,501        $507,338
-----------------------------------------------------------------------------------------

Consulting fees increased dramatically from approximately $6,000 to approximately $2,600,000. Of the $2,600,000 in 1997, approximately $1,800,000 is a result of accounting charges for stock options issued to consultants, approximately $405,000 has been accounted for as a consulting fee for the placement of certain of the Regulation S securities, a warrant issued to the placement agent in connection with a Regulation S placement was valued at approximately $260,000 and approximately $142,000 is the portion of the consulting agreement and public relations firm agreement allocated to 1997.

Salaries and wages increased from approximately $716,000 to $1,010,000. However, in 1997, $643,000 of the increase was the accounting charge for stock options issued to executive officers and key employees (See "Item 11 - Executive Compensation").

Advertising and sales promotion declined substantially from approximately $735,000 to $242,000, reflecting the focus on product development and capital raising during 1997, instead of marketing. Research and development expenses increased from approximately $174,000 to approximately $312,000, reflecting the continued product development for the Magazine Lock and additional models of the Saf T Lok /TM/. Legal, accounting and professional fees declined from approximately $507,000 in 1996 to approximately $244,000 in 1997. In 1996, substantial legal and accounting fees were incurred in connection with the merger of Saf T Lock, Inc. and RGB Sales and Marketing, Inc. Substantial legal fees were incurred in 1997 in connection with the Regulation S offerings, the delisting procedure previously discussed, and the engagement of law firms in connection with lobbying efforts.

Year 2000 Compliance. The Company believes that its existing computer programs are fully Year 2000 compliant and that it will not be necessary to incur any material expenses with regard to Year 2000 issues in the future.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

1996 revenues of $57,349 were derived solely from the sale of gun lock products, mostly to gun dealers as their initial stocking purchases. The Company invested approximately $500,000 was tooling for the different versions of the Saf T
Lok /TM/. The tooling was used by the Company's subcontractors who manufacture components for the gun locks. It was anticipated that the Company would invest an additional $500,000 in tooling during 1997, provided that the Company's cash resources permit this level of investment. The tooling for 1997 was for the different versions of the Magazine Lock.

The Company also invested in the creation of an inventory of assembled and unassembled gun locks in anticipation of significant sales through gun dealers. The sales through gun dealers did not materialize at the rate that the Company had hoped for. At year-end, the Company had built up an inventory of approximately $467,000 in gun lock products. The Company encouraged its dealers to maintain inventories in order to make sales on demand at the retail level. However, the Company learned that gun dealers do not maintain significant inventories of any given product, relying on their suppliers to maintain inventory for quick delivery. Therefore, the Company was required to maintain an inventory so that it could make overnight deliveries to gun dealers as sales at the retail level began to increase. The Company expected that it would have to maintain an inventory of approximately one month's supply in order to handle fluctuations in deliveries from its subcontractors and fluctuations in orders received from gun dealers. As the Company developed direct selling efforts, the Company was required to increase its inventory from one month's supply to two months' supply.

The Company's suggested retail price for its Saf T Lok/TM/ was $90 and for its Magazine Lock was $95. The Company's expected average selling price to retailers or resellers for the Saf T Lok/TM/ was approximately $30. Based on prices the Company received from its subcontractors, this average selling price produced a gross margin of approximately 67%. The Company entered into distribution arrangements where the average selling price was less than $25 per unit. At the end of 1996, the operating expenses of the Company, not including costs of goods sold, were running at approximately $200,000 per month. Based on these operating expenses, the Company needed revenues of approximately $400,000 per month in order to break even, assuming a 50% gross margin was being produced by the average selling price of the gun lock devices. The Company intended to reduce its monthly operating expenses in 1997 until significant revenues develop.

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
     -------------------------------------------------------------------------

Legal fees included fees for registered lobbyists in Washington, D.C. for monitoring gun control legislation and communicating the capabilities of the Company's Saf T Lok/TM/ to legislators. Advertising, sales promotion materials, trade shows and product promotion accounted for approximately $768,000. The revenues resulting from this advertising and sales promotion were disappointing and reflect the difficulty in motivating consumers to purchase gun locks through gun dealers when the gun dealers do not actively encourage consumers to purchase gun locks. The Company explored other marketing channels during 1997 based on the disappointing results through gun dealers in 1996.

At the end of 1996, the Company was experiencing a severe cash shortage and had a need to raise additional capital in order to continue as a going concern.

The Company faced many risks going forward. The acceptance of the Company's gun locks had not yet been proven. It may be that the Company's gun locks are too expensive for large numbers of consumers to be willing to purchase the gun locks for safety purposes. Further, it is possible that the people who make the loudest pleas for gun safety are not the people who actually purchase guns and that the actual purchasers of guns do not have the same degree of concern for gun safety that is heralded by the press and television media. There was active resistance by the National Rife Association for gun control and gun locks being mandated legislatively. This resistance may have been very persuasive to gun owners that gun locking devices like the Saf T Lok/TM/ are not needed or that simple, inexpensive trigger locks may be satisfactory.

The Company's experience in 1996 lead it to believe that the market for the Magazine Lock may be substantially larger than the market for the Saf T Lok/TM/ initially because most new gun purchases today involve guns that have magazines. If the Company is unable to invest in the tooling necessary for the Magazine Lock, the Company will not be able to launch the Magazine Lock.

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


Liquidity Discussion
--------------------

At the end of 1997, the Company had approximately $1,426,000 in cash and its monthly cash expenditures in the ordinary course of business were running at approximately $250,000. As the Company entered 1998, the Company was in the process of negotiating a large commitment from a distributor and expecting the closing of the remaining portion of the Regulation S offering (that had an initial closing in December) for $500,000. In early February, 1998, the Company closed on the $500,000 portion of the Regulation S offering and in March, 1998, the Company entered into a distribution agreement with United Safety Action, Inc. and received a $6,000,000 purchase order from a wholesaler. The Company received a $1,000,000 deposit under the $6,000,000 purchase order from a wholesaler. This deposit, coupled with the $500,000 received at the Regulation S closing and the cash on hand as of December 31, 1996, is, in the Company's opinion, adequate to provide liquidity for the Company through 1998. The rate of shipments called for under the purchase order from the wholesaler should permit the Company to operate beyond the break-even point on a monthly basis for most of 1998, without considering the receipt of other potential orders. The Company will not be in a position to obtain commercial bank financing until it has significant accounts receivable. Under the terms of the purchase order from the wholesaler, the Company will not have significant accounts receivable until after it has shipped $2,000,000 of product to the wholesaler. The Company does not believe that it will have a need for commercial bank working capital financing during 1998.

The Company is in the process of marketing its products to law enforcement agencies. The Company recognizes that sales to police and sheriff's departments and other law enforcement agencies have a long sales cycle. These selling activities are unlikely to produce substantial sales until the latter part of 1998. Of course, there are no assurances that the Company will receive substantial orders from any law enforcement agencies.

Capital Resources
-----------------

The Company expects to invest approximately $300,000 in tooling during 1998, and to invest approximately $100,000 in capital equipment for manufacturing the gun-locking devices. The Company commenced manufacturing, which consists primarily of assembling parts produced by subcontractors, in March, 1998. The Company does not believe that it will have a need to make significant additional capital expenditures in 1998.

     ITEM 7A.  QUALITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:


          Name               Principal Occupation or Employment          Age        Director Since
                                 During the Past Five Years
--------------------------------------------------------------------------------------------------

Franklin W. Brooks         Chairman of the Board of Directors                   62            1996
                           since 1996; President of the Company
                           from November 1996 to April 1997;
                           founded Saf T Lok Corporation in 1989;
                           Director of Palm Beach Business Services,
                           Inc.; Mr. Brooks is the father of Mr.
                           Jeffrey W. Brooks
--------------------------------------------------------------------------------------------------

John L. Gardner            Director, President and Chief                        61            1997
                           Executive Officer of the Company since
                           April 1997; Vice President and General
                           Manager of Coleman Research, The
                           Orlando Group from 1994 to April 1997;
                           Vice President and General Manager of
                           McDonnell Douglas from 1986 to 1994;
                           Chairman of the Central Florida
                           Innovation Corporation 1995 to 1997
--------------------------------------------------------------------------------------------------

Jeffrey W. Brooks          Director of the Company since 1996;                  36            1996
                           Vice President, Secretary and
                           Treasurer of the Company since
                           November 1996; Manager of Research &
                           Development since 1989; President of
                           Palm Beach Business Services; Mr. Brooks
                           is the son of Mr. Franklin W. Brooks
--------------------------------------------------------------------------------------------------

William M. Schmidt         Director since 1996; employee of the                 54            1996
                           Company since 1995; Vice President and
                           General Manager of Ilco Unican Inc.,
                           Simplex Safelock Division from 1993 to
                           1995; General Manager of the
                           Automobile Occupant Restraint Systems
                           Division of Takata from 1990 to 1993
--------------------------------------------------------------------------------------------------

Eugene V. Horanoff         Director since 1996; Chief Engineer of               65            1996
                           Saf T Lok Corporation from 1989 to
                           1996 (prior to its merger with the
                           Company) and of the Company since 1996
--------------------------------------------------------------------------------------------------

Dennis W. DeConcini        Director since October 1997; Partner                 60            1997
                           with Parry , Romani & DeConcini, Inc.
                           since 1995; U.S. Senator for the State
                           of Arizona from 1977 to 1995
--------------------------------------------------------------------------------------------------

James V. Stanton           Director since October 1997; attorney                65            1997
                           and registered lobbyist with Stanton
                           and Associates (law firm) since 1988;
                           Executive Vice President of Delaware
                           North Company, a concession food
                           distribution company, from 1981 to
                           1988; U.S. Congressman for the 20th
                           Congressional District of Ohio from
                           1971 to 1977
--------------------------------------------------------------------------------------------------

Section 16(b) Beneficial Ownership Reporting Compliance.

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company for the fiscal year ended December 31, 1997 the following officers and directors of the Company failed to file the following forms on a timely basis: Mr. Gardner filed two late reports, each covering one transaction and did not file one report; Mr. J. Brooks filed two late reports, each covering one transaction; Mr. Horanoff filed one late report covering one transaction; Mr. Schmidt filed one late report covering one transaction.

                        ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table describes the compensation earned by the Named Officers (where the Named Officers are all those individuals serving as the Company's Chief Executive Officer or in a similar capacity, and all those executive officers who were compensated $100,000 or more during the fiscal year) for the fiscal year ended December 31, 1997.



                                                 Annual                                Long Term
                                              Compensation                        Compensation Awards
-------------------------------------------------------------------------------------------------------

                                   salary         bonus         other annual     Securities Underlying
       Name            Year          ($)           ($)        compensation ($)        Options ($)

-------------------------------------------------------------------------------------------------------

John L. Gardner           1997   (3) $51,167            $0                   $0   (6)         1,172,000
(1)                       1996             -             -                    -
                          1995             -             -                    -

-------------------------------------------------------------------------------------------------------

Franklin W. Brooks        1997   (4)        $0          $0                   $0   (7)         1,000,000
(2)                       1996         $54,167          $0    (5)        $6,200
                          1995              $0          $0                   $0

-------------------------------------------------------------------------------------------------------

(1) Mr. Gardner assumed the positions of President, Chief Executive Officer and Director of the Company in April 1997.
(2) Mr. F.W. Brooks assumed the position of Chairman of the Board of Directors in February, 1996 and served as Chief Executive Officer of the Company from November, 1996 to April 1997.
(3) Does not include salary waived by Mr. Gardner which was not accrued in the amount of $16,666.
(4) Does not include salary waived by Mr. F. W. Brooks which was not accrued in the amount of $29,167.
(5) Represents non-cash compensation in the form of premiums for $1,000,000 in life insurance on the life of Mr. F.W. Brooks for the benefit of his wife. The life insurance policy has since been canceled.
(6) Mr. Gardner was issued a stock option for 600,000 shares of common stock in connection with his employment agreement in April 1997. This stock option was repriced during 1997. (See "Report on Repricing of Options" below.) Mr. Gardner was also issued a stock options for 72,000 shares and for 500,000 shares of common stock during 1997.
(7) Mr. F. W. Brooks was issued a stock option for 1,000,000 shares of common stock in December 1997.


OPTION/SAR GRANTS TABLE

The following table provides information regarding those options granted to the Named Officers during the fiscal year ended December 31, 1997.

                                 % of Total
Name                 Number of     Options
                      Shares     Granted to      Exercise
                    Underlying  Employees in      or Base
                      Options    Fiscal Year       Price     Expiration
                      Granted        (3)          ($/sh)     Date
--------------------------------------------------------------------------

John L. Gardner         600,000           23.3%  (1) $0.50    9/18/04
                         72,000            2.8%      $0.10      (2)
                        500,000           19.4%      $2.00   12/18/02
--------------------------------------------------------------------------

Franklin W. Brooks    1,000,000           38.8%      $2.00   12/18/02
--------------------------------------------------------------------------

(1) Option was originally granted at an exercise price of $2.00 per share. See "Report on Repricing of Options" below.
(2) This option has been exercised in its entirety. See "Aggregated Option Exercises and Fiscal Year-End Option Value Table" below.
(3) Stock options for a total of 2,576,500 shares of Common Stock were issued to employees during 1997. Does not include those stock options granted to consultants of the Company during 1997.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

The following table provides information regarding those stock options exercised by Named Offices during the fiscal year ended December 31, 1997.


                      Shares                    Number of Shares Underlying    Value of Unexercised In-
                     Acquired      Value         Unexercised Options at           the-Money Options at
                        on      Realized ($)           Year-End                      Year-End (1)
Name                 Exercise                  Exercisable Unexercisable      Exercisable Unexercisable
--------------------------------------------------------------------------------------------------------

John L. Gardner        200,000      393,433         472,000        500,000       $560,736          $0.00
--------------------------------------------------------------------------------------------------------

Franklin W. Brooks      *            *              250,000        750,000       $   0.00          $0.00
--------------------------------------------------------------------------------------------------------

* Mr. F. W. Brooks did not exercise any stock options during the fiscal year ended December 31, 1997.
(1) Value based on the difference between the last reported sale of the Company's Common Stock on the Nasdaq SmallCap Market of $1.688 per share on December 31, 1997, and the exercise price of the options.

COMPENSATION OF DIRECTORS

The Company granted stock options in the amount of 250,000 shares of Common Stock, exercisable at $2.00 per share, on October 23, 1997, to each of Mr. Dennis W. DeConcini and Mr. James W. Stanton in connection with their appointment as directors of the Company.

The Company's 1993 Stock Option Plan (the "Plan") provides for the grant of an option for 5,000 shares of Common Stock to each Director who is not otherwise employed (i) upon the adoption of the Plan, (ii) upon that Director's election to the Board of Directors, and (iii) upon election to the Board of Directors after all previously granted options have vested. These options are to be granted at fair market value, vest at a rate of 2,500 on June 1 and December 1 after the date of the grant, and are exercisable for 10 years from the date of grant. Accordingly, the following Directors of the Company were granted the following stock options pursuant to the Plan during the fiscal year ended December 31, 1997:

Name of Director                           Shares Underlying Options Granted
-----------------------------------------------------------------------------------------------

Dennis W. DeConcini      5,000 at $2.031 per share, of which 2,500 vested on December 1, 1997
-----------------------------------------------------------------------------------------------

James V. Stanton         5,000 at $2.031 per share, of which 2,500 vested on December 1, 1997
-----------------------------------------------------------------------------------------------

Robert L. Gilbert (1)    5,000 at $4.563 per share, of which 2,500 vested on December 1, 1997.
                         The remaining 2,500 shares will not vest as Mr. Gilbert is no longer a director of the Company.
-----------------------------------------------------------------------------------------------

(1) Mr. Gilbert is no longer a director of the Company, having resigned by letter dated December 16, 1997.

The Company has not paid any other compensation to any person for serving as a director of the Company. The Company does not intend to compensate non-employee directors for serving as directors, except pursuant to the 1993 Stock Option Plan as set forth above, and except to reimburse them for expenses incurred in connection with their service as directors. Directors who are employees of the Company receive no compensation for serving as directors.

EMPLOYMENT AND CONSULTING AGREEMENTS

On February 13, 1996 the Company entered into a five-year Employment Agreement with Mr. Franklin W. Brooks at an initial annual base salary of $100,000 per year. Mr. Brooks waived his right to receive or accrue any salary during 1997, canceled an option to purchase 1,000,000 shares of common stock at $2.00 per share, and was granted an option to purchase 1,000,000 shares of common stock at $2.00 per share in December, 1997.

On April 16, 1997 the Company entered into a two-year Employment Agreement with Mr. John L. Gardner at an initial annual base salary of $100,000 per year. In connection with entering into the Employment Agreement, Mr. Gardner was granted a stock option for 600,000 shares at an exercise price of $2.50 per share, which was repriced to $0.50 per share (See "Report of Repricing of Options" immediately below). During 1997, Mr. Gardner waived 50% of his annual base salary for the months of July to November, was granted a stock option for 72,000 shares at an exercise price of $0.10 per share in August, 1997, and was granted a stock option for 500,000 shares at an exercise price of $2.00 per share in December, 1997.

REPORT ON REPRICING OF OPTIONS

On September 19, 1997, the Board of Directors determined that the outstanding stock options held by John L. Gardner were no longer serving as an adequate incentive because of declines in the Company's stock price. Believing that it was important to encourage employee stock ownership and to provide incentives to increase shareholder value from the then current stock price, the Board of Directors offered Mr. Gardner the opportunity to exchange certain existing stock options for the same number of options at the then current market price.

Members of the Board of Directors at the time of the repricing: Franklin W. Brooks, John L. Gardner, Jeffrey W. Brooks, Robert L. Gilbert, III, William M. Schmidt, Eugene V. Horanoff Members of the Compensation Committee at the time of the repricing: John L. Gardner, William M. Schmidt, Eugene V. Horanoff


                                      Ten-Year Option Repricings
------------------------------------------------------------------------------------------------------

                                       Number of     Market                              Length of
                                        Shares      Price of    Exercise              Original Option
                                      Underlying    Stock at    Price at      New      Term Remaining
                                        Options     Time of     Time of    Exercise      at Date of
Name                         Date      Repriced    Repricing   Repricing     Price       Repricing
------------------------------------------------------------------------------------------------------
John L. Gardner,             9/19/97      600,000       $0.48       $2.50      $0.50     4 1/2 years
 President, Chief                                                                     (approximately)
 Executive Officer
------------------------------------------------------------------------------------------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consisted of Mr. Franklin W. Brooks and Mr. Robert L. Gilbert, III until April 1997. Mr. F. Brooks held the position of Chief Executive Officer of the Company until April 1997 and Mr. Gilbert was a director of the Company until December 1997. From April 1997 to December 1997, the Compensation Committee consisted of Mr. John L. Gardner, Mr. William M. Schmidt and Mr. Eugene V. Horanoff. Mr. Gardner has held the position of President and Chief Executive officer of the Company since April 1997. Mr. Horanoff has held the position of Chief Engineer of the Company since 1996. Mr. Schmidt has been an employee of the Company since 1995. In December 1997, the Board of Directors reappointed the members of the Compensation Committee so that the Compensation Committee currently consists of Mr. John L. Gardner, Mr. Dennis W. DeConcini and Mr. James V. Stanton. Mr. DeConcini and Mr. Stanton have been directors of the Company since October 1997.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of shares of Common Stock as of March 31, 1997, unless otherwise noted below, by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole investment and voting power with respect to all shares shown as beneficially owned.


                                                    Amount and Nature of
Name and Address of Beneficial Owner                Beneficial Ownership    Percent of Class (10)

------------------------------------------------------------------------------------------------

Franklin W. Brooks *                                        (1) 1,490,006                  12.96%
------------------------------------------------------------------------------------------------

Firstimpex, Inc. **                                         (2) 1,233,333                  10.73
------------------------------------------------------------------------------------------------

Dafico Investment Corp **                                   (3) 1,233,334                  10.73
------------------------------------------------------------------------------------------------

Mercacorp Inc. **                                           (2) 1,233,333                  10.73
------------------------------------------------------------------------------------------------

United Safety Action, Inc. ***                              (4) 1,000,000                   8.70
------------------------------------------------------------------------------------------------

Hamden Diamond Corporation ******                           (5) 1,000,000                   8.70
------------------------------------------------------------------------------------------------

John L. Gardner *                                           (5)   972,000                   8.45
------------------------------------------------------------------------------------------------

Dennis W. DeConcini ****                                    (6)   255,000                   2.22
------------------------------------------------------------------------------------------------

James V. Stanton *****                                      (6)   255,000                   2.22
------------------------------------------------------------------------------------------------

William M. Schmidt *                                        (7)   237,596                   2.07
------------------------------------------------------------------------------------------------

Jeffrey W. Brooks *                                         (8)   181,400                   1.57
------------------------------------------------------------------------------------------------

Eugene V. Horanoff *                                        (9)   124,508                   1.08
------------------------------------------------------------------------------------------------

All Directors and Executive Officers as a Group (7 people)      3,515,510                  30.52
------------------------------------------------------------------------------------------------

*     Address is 18245 S.E. Federal Highway, Tequesta, Florida 33469
** Address is c/o Cohen & Cohen, 445 Park Avenue, 15th Floor, New York, New York 10022
*** Address is c/o Edward H. Burnbaum, Lynch Rowin Novack Burnbaum & Crystal, P.C., 300 East 42nd Street, New York, New York 10017
****  Address is 233 Constitution Avenue, N.E., Washington, D.C. 20002
***** Address is 1310 19th Street, N.W., Suite LL, Washington, D.C. 20036 ******Address is 5030 Anchor Way, Callows Bay Christiansted, St. Croix
      00820-4521. See Footnote (5).
(1) Of these shares, 490,006 are held by Mr. Brooks and his wife as tenants in common. Includes option to purchase 1,000,000 shares of Common Stock for $2.00 per share granted in December 1997, of which 250,000 are vested.
(2) Includes stock purchase warrants for 733,333 shares of Common Stock, 666,666 shares exercisable at $2.00 per share and 66,667 shares exercisable at $3.00 per share.
(3) Includes stock purchase warrants for 733,334 shares of Common Stock, 666,668 shares exercisable at $2.00 per share and 66,666 shares exercisable at $3.00 per share.
(4) Shares are being held by the Company pursuant to a Stock Pledge Agreement and will be released only under certain performance criteria by United Safety Action, Inc.
(5) Includes options to purchase 472,000 shares of Common Stock for $0.50 per share, of which all 472,000 shares are vested, and 500,000 shares of Common Stock for $2.00 per share, none of which are vested.
(6) Includes option to purchase 250,000 shares of Common Stock for $2.00 per share of which 83,334 shares have vested and option to purchase 5,000 shares of Common Stock for $2.031 per share pursuant to the 1993 Stock Option Plan, of which 2,500 shares have vested.
(7) Includes option to purchase 10,000 shares of Common Stock for $3.06 per share.
(8) Includes option to purchase 10,000 shares of Common Stock for $3.06 per share and an option to purchase 86,000 shares of Common Stock for $0.10 per share.
(9) Includes option to purchase 10,000 shares of Common Stock for $3.06 per share and an option to purchase 29,000 shares of Common Stock for $0.10 per share.
(10) Based on approximately 11,519,077 shares of Common Stock outstanding as of April 30, 1998.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company employs Mr. Franklin W. Brooks as its Chairman of the Board of Directors and his son, Mr. Jeffrey W. Brooks, as its Vice President, Secretary and Treasurer. The Company believes that the compensation paid to these individuals is no greater and no more beneficial than unrelated persons would receive and is fair to the Company.

Mr. Brooks loaned a total of $125,000 to Saf T Lok Corporation during the time between 1989 and the merger with RGB Computer & Video, Inc. in January of 1996. On January 29, 1997, the Board of Directors approved the granting of a security interest in the Company's intellectual property to Mr. Brooks as security for the repayment of the $125,000. As of December 31, 1997, the Company owed Mr. Brooks a total of $114,213, plus accrued interest.


   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements:
The Financial Statements and Schedules listed below are located after the signature page and begin on page F-1.

Description:                                                                Page
--------------------------------------------------------------------------------
Accountants' Report                                                          F-2
Balance Sheets                                                               F-3
Statement of Changes in Shareholders' Equity                                 F-5
Statements of Operations                                                     F-6
Statements of Cash Flows                                                     F-7
Notes to Financial Statements                                                F-9
Accountants' Report (for fiscal year ended December 31, 1996)               F-27
Exhibits:
--------------------------------------------------------------------------------
Exhibit
Number       Description of Exhibit
--------------------------------------------------------------------------------
3.1          Articles of Incorporation (incorporated herein by reference to the
             Company's Form S-1 filed February 17, 1998)
--------------------------------------------------------------------------------
3.2          Bylaws
--------------------------------------------------------------------------------
4.1          Instruments defining the rights of Security Holders, including
             Indentures (contained in Article IV of Exhibit 3.1)
--------------------------------------------------------------------------------
10.1         Distribution Agreement (incorporated herein by reference to Current
             Report on Form 8-K filed March 13, 1998)
--------------------------------------------------------------------------------
16.1         Letter re change in certifying accountant (previously filed)
--------------------------------------------------------------------------------
23.1         Consent of Weinberg & Company, P.A. (previously filed)
--------------------------------------------------------------------------------
24.1         Power of Attorney (see p. 16 and previously filed)
--------------------------------------------------------------------------------
27.1         Financial Data Schedule (previously filed)
--------------------------------------------------------------------------------
27.2         Restated Financial Data Schedule for the fiscal year ended December
             31, 1995
--------------------------------------------------------------------------------
27.3         Restated Financial Data Schedule for the three months ended March
             31, 1996
--------------------------------------------------------------------------------
27.4         Restated Financial Data Schedule for the six months ended June 30,
             1996
--------------------------------------------------------------------------------
27.5         Restated Financial Data Schedule for the nine months ended
             September 30, 1996
--------------------------------------------------------------------------------
27.6         Restated Financial Data Schedule for the fiscal year ended December
             31, 1996
--------------------------------------------------------------------------------
27.7         Restated Financial Data Schedule for the three months ended March
             31, 1997
--------------------------------------------------------------------------------
27.8         Restated Financial Data Schedule for the six months ended June 30,
             1997.
--------------------------------------------------------------------------------
27.9         Restated Financial Data Schedule for the Fiscal year ended
             September 30, 1997
--------------------------------------------------------------------------------

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tequesta, State of Florida, on May 12, 1998.

SAF T LOK INCORPORATED

By:  /s/ John L. Gardner
   ---------------------------------------
     John L. Gardner, President,
     Chief Executive Officer,
     Chief Financial Officer and
     Chief Accounting Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Saf T Lok Incorporated, a Florida corporation, do hereby constitute and appoint John L. Gardner the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to enable said corporation to comply with the Securities Act, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report to any and all amendments to this report and to any and all instruments or documents filed as part of or in conjunction with this report or amendments thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

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


Signature                     Capacity                           Date
---------                     --------                           ----

/s/ Dennis W. DeConcini
-----------------------
Dennis W. DeConcini           Director                           May 12, 1998


/s/ James V. Stanton
--------------------
James V. Stanton              Director                           May 11, 1998

                   SAF T LOK, INCORPORATED AND SUBSIDIARIES
                             FINANCIAL STATEMENTS




                                    I N D E X





                                                               Page
                                                               ----



ACCOUNTANTS' REPORT                                             F-2



BALANCE SHEETS                                            F-3 - F-4



STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                   F-5



STATEMENTS OF OPERATIONS                                        F-6



STATEMENTS OF CASH FLOWS                                  F-7 - F-8



NOTES TO FINANCIAL STATEMENTS                            F-9 - F-27



INDEPENDENT AUDITORS REPORT (for the fiscal year
  ended December 31, 1996)                                     F-28

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

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors of:
     Saf T Lok Incorporated

We have audited the accompanying consolidated balance sheet of Saf T Lok Incorporated and Subsidiaries, F/K/A RGB Computer & Video, Inc. as of December 31, 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Saf T Lok Incorporated and Subsidiaries as of December 31, 1995 and for the year ended December 31, 1995, were audited by other auditors whose opinion dated March 20, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saf T Lok Incorporated and Subsidiaries, F/K/A RGB Computer & Video, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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



/s/ Weinberg, Pershes & Company, P.A.
WEINBERG, PERSHES & COMPANY, P.A.


Boca Raton, Florida
April 10, 1997