Form 10QSB
period 1998-03-31
SAF T LOK INC
filed 1998-05-20
CIK 902056

______________________________________________________________________________

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
______________________________________________________________________________

                                  FORM 10-QSB
Mark One:
     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1998

OR
     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-11968

                             SAF T LOK INCORPORATED
       (Exact name of small business issuer as specified in its charter)

                  FLORIDA                                      65-0142837
(State  or  other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
              or organization)

                18245 S. E. Federal Highway, Tequesta, FL  33469
                    (Address of principal executive offices)

                          Telephone No. (561) 743-5625

        ________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                         -

As of April 30, 1998 there were 11,519,077 shares of the issuer's common stock outstanding.

                       PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statement.

The registrant's financial statements for the quarter ended March 31, 1998 begin on page F-1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of important factors accompanying the forward-looking statements. The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, attached hereto, and in conjunction with the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB filed with the SEC on May 13, 1998.


         MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF THE FORM 10-Q
         -------------------------------------------------------------

     First quarter of 1998 versus the first quarter of 1997.
     ------------------------------------------------------

     Revenues for the first quarter of 1998 were $277,436 resulting from shipment of gun locking devices in the month of March. The Company was in the process of preparing an assembly facility during January and February, and no shipments took place during those two months. At the end of March 1998, the Company was shipping gun locking devices at the rate of approximately 3,000 per week. Substantially all of the shipments were to a wholesaler who placed a $6,000,000 purchase order with the Company as previously reported. Revenues for the comparable period in 1997 were primarily the result of sales to gun dealers as gun dealers began stocking the gun locking devices. After the first quarter of 1997, the Company discontinued its efforts to market the gun locking devices through gun dealers.

     Cost of goods sold as a percentage of revenues was 27% resulting in a gross margin of approximately 73% for the first quarter of 1998. The gross margin for the first quarter of 1997 was approximately 62% on substantially lower sales volume. None of the locks produced in the first quarter of 1998 were Magazine Locks. The Company expects the gross margin on the Magazine Locks to be lower than on the Saf T Loks.

     The selling, general and administrative expenses for the first quarter of 1998 were $227,431 compared to $214,694 in the first quarter of 1997. In the first quarter of 1998, approximately $19,700 of the SG&A expense was the amortized portion of the value of the stock purchase warrants issued in connection with the distribution agreement with United Safety Action, Inc.
Stock purchase warrants for a total of 2,000,000 shares exercisable at $5.00 per share with a 5-year term were issued as a commission on the anticipated sales under the distribution agreement. The Company placed an aggregate value on these stock purchase warrants of $473,000. This is the amount the Company believes a reasonable investor would pay for these warrants as of the date the warrants were issued. The Company based this value on an analysis of the likely value of the Company's stock at the end of the fifth year and applying a discount rate reflecting the high risk involved in estimating this value to the spread between the estimated market price of the stock and the exercise price to bring this spread back to present value. The Company is amortizing this value over the life of the distribution agreement (three years). The charge for the first quarter of 1998 reflects this amortization for one and one-half months (mid-February through March 31, 1998). In addition, approximately $89,000 of the SG&A expense in the first quarter of 1998 consists of the amortized portion of a public relations agreement and a consulting agreement entered into in 1997 having terms of 12 months. The $89,000 is the amortization of these agreements for the 3-month period.

     The SG&A expenses for the first quarter of 1997 were $227,431. This compares to $118,701 for the first quarter of 1998 if the amortized portion of the consulting fees are not included and the amortized portion of the stock purchase warrants issued in connection with the United Safety Action, Inc. distribution agreement is not included.

     As of March 31, 1998, the Company had $2,359,999 of cash on hand as compared to $15,465 on March 31, 1997, reflecting the Company's capital raising efforts and the prepayment of $1,000,000 on the $6,000,000 order from a wholesaler. After the Company has shipped $1,000,000 of gun locks to the wholesaler, the Company will receive another $1,000,000 prepayment on this order. Thereafter, shipments will be made on the basis of net 30 days.

     Prepaid expenses as of March 31, 1998 were $5,516,112 consisting primarily of the value of 1,000,000 shares of common stock issued to United Safety Action, Inc. in connection with the distributor agreement. The 1,000,000 shares issued to United Safety Action were valued at $3,781,000 using the last trade price on Nasdaq as of the day before the United Safety Action agreement was signed. These shares are held as collateral by the Company and will be released as United Safety Action, Inc. makes advertising expenditures over the next 21 months (2 years from the date of the agreement). United Safety Action, Inc. is obligated to spend $5,000,000 over this period in advertising. The value of these shares will be amortized as the shares are released from the collateral arrangement.

     Deferred compensation totaling $968,592, of which $335,461 is treated as a current asset and current liability and $633,131 is treated as an other asset and long term liability, is compensation to be recognized in the future as a result of stock options granted to certain employees in 1997 as these stock options vest.

     The complex accounting for the value of stock options and stock purchase warrants has caused the capital in excess of par to increase from $9,317,133 on March 31, 1997 to $21,678,171 on March 31, 1998. Of this amount, only $3,258,705 is the net amount received by the Company for the sale of stock and the exercise of stock options during that 12-month period. The balance of the increase is the value attributed to the stock purchase warrants and the value attributed to the 1,000,000 shares of common stock issued to United Safety Action, Inc. in connection with the distribution agreement.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                        PART II.     OTHER INFORMATION

Item 1. Legal proceedings

In December 1996 Lisa Broderick Fogel and her husband Bruce Fogel sued the Company and Mr. Franklin W. Brooks in the Circuit Court for Martin County, Florida for defamation and loss of consortium arising out of Mrs. Fogel's brief tenure in November 1996 as President of the Company. No monetary damages are being sought. The Company's insurance company, is providing for the defense of the Company and Mr. Brooks. The Company does not believe this lawsuit will have a materially adverse effect on the Company.

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

Item 2. Changes In Securities.

On March 13, 1998, the Company issued 1,000,000 shares of unregistered Common Stock to a distributor of the Company's products in connection with the distribution agreement. These shares are being held in escrow by the Company under a stock pledge agreement and will be released from escrow upon the placement of advertising. This sale was exempt from registration under (S)4(2) of the Securities Act.

On March 25, 1998, the Company sold 25,000 shares of unregistered Common Stock to a marketing and public relations company in exchange for marketing and public relations services rendered to the Company. This sale was exempt from registration under (S)4(2) of the Securities Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

During the first quarter of 1998, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5. Other Information

On May 12, 1998, it was announced that Stephen S. Eccher was hired as the Company's Vice President in charge of Marketing to head up the Company's internal sales force that will focus on bringing the Saf T Lok products to the law enforcement industry.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      --------------------------------------------------------------------------
      Exhibit
      Number   Description
      --------------------------------------------------------------------------
      3.1      Articles of Incorporation (incorporated herein by reference to the Company's Form S-1 filed February 17, 1998)
      --------------------------------------------------------------------------
      3.2      Bylaws (incorporated herein by reference to Form 10-KSB/A
               filed May 13, 1998)
      --------------------------------------------------------------------------
      4.1      Instruments Defining the Rights of Security Holders (incorporated herein by reference to Article IV of the Articles of
               Incorporation filed as Exhibit 3.1 to the Company's Form S-1 filed February 17, 1998)
      --------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     10.1      Distribution Agreement (incorporated herein by reference to
               Form 8-K filed March 13, 1998)
     ---------------------------------------------------------------------------
     10.2      Stock Pledge Agreement
     ---------------------------------------------------------------------------
     10.3      Undertaking
     ---------------------------------------------------------------------------
     10.4      Commission Agreement
     ---------------------------------------------------------------------------
     10.5      Stock Purchase Warrant for 500,000 Shares
     ---------------------------------------------------------------------------
     10.6      Stock Purchase Warrant for 500,000 Shares
     ---------------------------------------------------------------------------
     10.7      Stock Purchase Warrant for 1,000,000 Shares
     ---------------------------------------------------------------------------
     27.1      Financial Data Schedule
     ---------------------------------------------------------------------------

(b)  Reports on Form 8-K

1. Form 8-K filed on March 13, 1998 reporting the Company's acceptance of a purchase order and reporting that the Company entered into a distribution agreement.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAF T LOK INCORPORATED

By: /s/ John L. Gardner                                    Date: May 20, 1998
    -------------------------                                    ---------------
     John L. Gardner, President, Chief Executive Officer,
     Chief Financial Officer and Chief Accounting Officer

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       F/K/A RGB COMPUTER & VIDEO, INC.



                                     INDEX
                                     -----

                                                       PAGE
                                                       ----
BALANCE SHEETS                                      F-2 - F-3


STATEMENTS OF CHANGES IN
 SHAREHOLDERS' EQUITY                                  F-4


STATEMENTS OF OPERATIONS                               F-5


STATEMENTS OF CASH FLOWS                            F-6 - F-7


NOTES TO FINANCIAL STATEMENTS                       F-8 - F-14

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       F/K/A RGB COMPUTER & VIDEO, INC.
                          CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 1998 AND 1997
                         -----------------------------


                                    ASSETS
                                    ------

                                                          1998        1997
CURRENT ASSETS
   Cash and Cash Equivalents                           $ 2,358,999  $    15,465
   Accounts Receivable (less allowance
    for doubtful accounts of $14,510 and
    $24,500 respectively)                                    4,605        8,706
   Notes Receivable, current portion                        16,794            -
   Inventories                                             592,057      460,179
   Prepaid Expenses                                      5,516,112       19,709
   Deferred Compensation, current portion                  335,461            -
                                                       -----------  -----------

TOTAL CURRENT ASSETS                                   $ 8,824,028  $   504,059


PROPERTY AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                              $ 1,211,210  $   864,406


OTHER ASSETS
   Patents (less accumulated amortization
    of $78,264 and $38,000 respectively)               $   344,513  $   364,147
   Notes Receivable, less current portion                  162,545      194,923
   Deferred Compensation, less current portion             633,131            -
   Other Assets                                              2,150          975
                                                       -----------  -----------

TOTAL OTHER ASSETS                                     $ 1,142,339  $   560,045

TOTAL ASSETS                                           $11,177,577  $ 1,928,510

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       F/K/A RGB COMPUTER & VIDEO, INC.
                          CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 1998 AND 1997
                         -----------------------------


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                        1998           1997
CURRENT LIABILITIES
   Notes Payable, current portion                   $     60,677   $    71,785
   Accounts Payable                                      559,640       777,754
   Accrued Expenses                                      316,233             -
   Accrued Compensation                                  335,461             -
   Prepayments                                           851,780             -
                                                    ------------   -----------

TOTAL CURRENT LIABILITIES                           $  2,123,791   $   849,539

LONG TERM LIABILITIES
   Notes Payable, less current portion              $     61,081   $    42,428
   Accrued Compensation, less current portion            633,131             -
                                                    ------------   -----------

TOTAL LONG TERM LIABILITIES                         $    694,212   $    42,428

TOTAL LIABILITIES                                   $  2,818,003   $   891,967


SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value,
    20,000,000 shares authorized, 11,479,077
    and 5,727,598 shares issued and
    outstanding, in 1998 and 1997 respectively,
    of which 1500 shares were held in treasury.     $    114,791   $    57,276
   Capital in Excess of Par                           21,678,171     9,317,133
   Accumulated Deficit                               (13,433,388)   (8,337,866)

TOTAL SHAREHOLDERS' EQUITY                          $  8,359,574   $ 1,132,342

TOTAL LIABILITIES                                   $ 11,177,577   $ 1,928,510

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                           COMMON STOCK            PAID-IN
                                                    --------------------------
                                                      SHARES          AMOUNT       CAPITAL        DEFICIT       TOTAL
                                                    ----------      ----------  ---------------------------------------
Balance - December 31, 1996                          5,655,255          56,553    9,167,898    (8,092,067)    1,132,384

Issuance of common stock in
 connection with conversion
 of debentures                                       2,147,247          21,472      985,671                   1,007,143

Issuance of common stock in
 connection with severance
 agreement                                              30,000             300       78,450                      78,750

Issuance of common stock in
 connection with repayment
 of loans to major shareholder                         102,012           1,020      198,980                     200,000

Issuance of common stock to
 suppliers and service
 providers                                             169,486           1,695      370,653                     372,348

Issuance of common stock to
 offshore investors                                  1,683,077          16,830    3,033,170                   3,050,000

Issuance of common stock to
 an officer upon exercise of
 stock options                                         200,000           2,000       69,200                      71,200

Contributed capital                                                               2,752,094                   2,752,094

Net loss                                                                                       (5,264,606)   (5,264,606)
                                                    ----------         -------  -----------  ------------  ------------

BALANCE - DECEMBER 31, 1997                          9,987,077          99,870  $16,656,116  $(13,356,673) $  3,399,313

Issuance of common stock to
 offshore investors                                    250,000           2,500      497,500                     500,000

Issuance of common stock to
 2 consultants upon exercise
 of stock options                                       80,000             800      199,200                     100,000

Issuance of common stock to
 2 director/employees upon
 exercise of stock options                             137,000           1,370       12,330                      13,700

Issuance of common stock in
 connection with a marketing agreement                  25,000             250       68,500                      68,750

Issuance of common stock in
 connection with distributor agreement               1,000,000          10,000    3,771,000                   3,781,000

Issuance of warrants in connection
 with distributor agreement                                                         473,525                     473,525

Net Loss                                                                                          (76,715)      (76,715)

BALANCE - MARCH 31, 1998                            11,479,077         114,790   21,678,171   (13,433,388)   (8,359,573)

                    SAF T LOK INCORPORATED AND SUBSIDIARIES

                       F/K/A RGB COMPUTER & VIDEO, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                         AS OF MARCH 31, 1998 AND 1997
                         -----------------------------

                                        1998            1997
REVENUE

Revenue                             $   277,436   $     27,415

Cost of Goods Sold
   Cost of Sales                         65,257         13,397
   Direct Labor Costs                     9,521              -
                                      ---------      ---------

Total Cost of Goods Sold                 74,778         13,397

GROSS PROFIT                        $   202,658   $     14,018


EXPENSES

Selling, General and
 Administrative                     $   227,431   $    214,694

Depreciation                             51,942         45,123
                                      ---------      ---------


NET (LOSS)                          $  (76,715)   $   (245,799)


(LOSS) PER COMMON SHARE                    (.01)          (.04)


Weighted Average number of common
 shares outstanding                  10,651,036      5,651,089

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                                                      1998                       1997
                                                                                  -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                                   $    (76,715)
                                                                                                            $   (245,799)

       NET (LOSS)                                                                      (76,715)                 (245,799)
                                                                                  ------------              ------------


Adjustments to reconcile net (loss) to net cash (used in) operating activities:
   Depreciation and amortization                                                        51,942                    45,123
   Change in assets and liabilities:
       Decrease (increase) in accounts receivable                                          281                       213
       (Decrease) increase in allowance for bad debts                                       --                     1,500
       Increase in prepaid expenses                                                 (4,631,793)                       --
       Decrease in prepaid expenses                                                     96,875                        --
       Increase in inventories                                                         244,375                     6,501
       Decrease in deferred compensation                                               111,821                        --
       (Decrease) increase in accounts payable                                          60,893                   (58,648)
       Increase in accrued liabilities                                               1,100,000                        --
       (Decrease) in accrued liabilities                                              (465,448)                       --
       Increase in Prepayments                                                        (248,220)                       --
       Automobile transferred pursuant to consulting agreement                              --                    22,734
       Issuance of stock for advertising services                                       68,750                        --
       Issuance of warrants pursuant to distribution agreement                         473,525                        --
       Issuance of stock pursuant to distribution agreement                          3,781,000                        --
                                                                                  ------------              ------------


       NET CASH USED IN OPERATING ACTIVITIES                                           567,286                  (693,411)
                                                                                  ------------              ------------



CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in current portion of note receivable                             4,154                     4,919
   Payments for the purchase of equipment                                             (352,551)                       --


       NET CASH PROVIDED BY INVESTING ACTIVITIES                                      (348,397)                    4,919
                                                                                  ------------              ------------


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
                                   (CONTINUED)


                                                         1998         1997
                                                     ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock               500,000      150,000
   Principal payments on borrowings/capital leases            -       (1,436)
   Issuance of stock upon exercise of options           213,700            -
                                                     ----------   ----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES        713,700      690,467
                                                     ----------   ----------

   Net increase (decrease) in cash and equivalents      932,589      (73,491)

   Cash and equivalents at beginning of year          1,426,410       88,956
                                                     ----------   ----------

   Cash and equivalents at end of period             $2,359,999   $   15,465
                                                     ==========   ==========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

   Cash payments for interest                        $   22,098   $    6,982
                                                     ==========   ==========

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996

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

             The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. During 1996, the Company discontinued its previous core business, acquired a new business and had minimal cash to fund operations. Accordingly, as of December 31, 1996 there was substantial doubt about the Company's ability to continue as a going concern. During 1997 management undertook a new advertising campaign for the Saf T Lok , concentrated on developing the Magazine Lock and raising the necessary capital to fund operations. During the second and third quarters of 1997 the Company was successful in raising capital by selling shares of common stock and convertible debentures (Note
             11). In February 1998 the company accepted a six million dollar purchase order, with a one million dollar advance payment, for the purchase of gun locks from an independent wholesaler. In addition, management entered into a distribution agreement for the sale of twenty million dollars of the Company's Saf T Lok and Magazine Locks over a three year period (Note 16). Based on the aforementioned, management believes it has adequate capital to fund operations for a reasonable period of time.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996

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

            The Company is dependent upon certain vendors for the manufacture of significant components of its Saf T Lok and Magazine Lock systems. If these vendors were to become unwilling or unable to continue to manufacture these components, in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required, could result in delays or reductions in product shipments.

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996

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

         H) INTANGIBLE ASSETS

            Intangible assets consist of trademark and patent costs which are incurred as development and enhancement of the Saf T Lok and Magazine Lock progresses. These costs are capitalized annually and amortized over a period of fifteen years.

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

                   SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             effects of changes in tax laws and rates on the date of enactment.

         J)  REVENUE RECOGNITION

             The Company recognizes revenue when products are sold and shipped.

         K)  LOSS PER COMMON SHARE

             Loss per common share amounts are calculated based on the weighted average number of shares outstanding during each period presented. Warrants, stock options and underwriter's options are antidilutive.


NOTE 2 - CASH AND CASH EQUIVALENTS

         Cash and cash equivalents comprised the following as of March 31, 1998 and 1997.

                                                1998            1997
                                             ----------     -----------
                    Cash in banks            $2,358,999     $    15,465
                                             ==========     ===========


NOTE 3 - INVENTORIES

         Inventories are comprised of the following as of March 31, 1998 and 1997.:

                                               1998           1997
                                             --------       --------
                    Finished Goods           $ 24,475       $210,611
                    Raw Materials             517,596        180,529
                    Supplies                   59,986         75,540
                                             --------       --------
                      TOTAL                  $592,057       $466,680
                                             ========       ========

NOTE 4 - PREPAID EXPENSES

         Prepaid expense is comprised of the following as of March 31, 1998 and 1997:

                                                  1998         1997
                                               ----------   ---------
         Consulting and Warrant expenses        1,638,428           -
         Prepaid marketing and advertising      3,821,104           -
         Deposit on patent costs                   24,438           -
         Prepaid show expenses                     14,448       3,709
         Prepaid insurance                         13,182           -
         Prepaid other                              4,512           -
         Prepaid rent                                   -      16,000
                                               ----------   ---------

                   SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996

         TOTAL                                 $5,516,112   $  19,709
                                               ==========   =========

         On January 20, 1998 the Company issued 416,667 warrants in connection with the purchase of 250,000 shares of the Company's common stock by three offshore investors. The warrants grant the right to purchase 416,667 shares of the Company's common stock (333,334 shares at an exercise price of $2.00 per share and 83,333 at an exercise price of $3.00 per share). The warrants expire in two years.

         Pursuant to the February 11, 1998 Distribution Agreement, the distributor is obligated to create and place advertising totaling at least $5,000,000. The Company has issued 1,000,000 shares of its common stock in connection with the Distribution Agreement which has been pledged by the distributor as security for the obligation to place the advertising. As the distributor fulfills its obligation, the Company will release the pledged shares at the rate of one share for each five dollars of advertising placed. Based on a fair market valuation at close of business on the day prior to issuance, the value of these shares is $3,781,000. This will be expensed as the obligation is fulfilled.

         In connection with the Distribution Agreement, on February 11, 1998 the Company entered into an agreement with three unaffiliated companies, granting them stock purchase warrants for an aggregate total of 2,000,000 shares of common stock with an exercise price of $5.00 per share and a term of five years. These companies were instrumental in assisting the Company in finding the Wholesaler and the Distributor. The Company placed an aggregate value on these warrants of $473,000. This is the amount the Company believes a reasonable investor would pay for these warrants as of the date the warrants were issued. This value is based on an analysis of the likely value of the Company's stock at the end of the fifth year and applying a discount rate reflecting the high risk involved in estimating this value to the spread between the estimated market price of the stock and the exercise price to bring this spread back to present value.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following as of March 31, 1998 and 1997:

                                                     1998         1997
                                                  ----------   ----------
         Equipment                                   386,899   $  373,344
         Furniture and fixtures                       59,532       52,997
         Tools and die                             1,289,819      762,560
         Software                                     37,214       37,214
         Leasehold improvements                       11,436       11,436
                                                  ----------   ----------
               TOTAL                               1,784,900    1,271,551

         Less accumulated depreciation               573,690      373,145
                                                  ----------   ----------

               TOTAL                               1,211,210      864,406
                                                  ==========   ==========

                   SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997 AND 1996

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are comprised of the following as of March 31, 1998 and 1997:

                                                1998         1997
                                             ----------   ----------
           Accounts payable                  $  559,640   $  655,567
           Accrued expenses                     316,233            -
           Deferred compensation-current(1)     335,461      122,187
           Prepayments                          851,780            -
                                             ----------   ----------

               TOTAL                         $2,063,114   $  777,754
                                             ==========   ==========

         (1) Compensation from stock options granted in 1997.


NOTE 7 - SHAREHOLDERS' EQUITY

         On January 20, 1998 the Company issued 416,667 warrants in connection with the purchase of 250,000 shares of the Company's common stock from three offshore investors. The warrants grant the right to purchase 416,667 shares of the Company's common stock (333,334 shares at an exercise price of $2.00 per share and 83,333 at an exercise price of $3.00 per share). The warrants expire in two years. The price of the common stock sold was $2.50 per share.

         Pursuant to the February 11, 1998 Distribution Agreement, the distributor is obligated to create and place advertising totaling $5,000,000. The Company has issued 1,000,000 shares of its common stock in connection with the Distribution Agreement which has been pledged by the distributor as security for the obligation to place the advertising. As the distributor fulfills its obligation, the Company will release the pledged shares at the rate of one share for each five dollars of advertising placed. Based on a fair market valuation at close of business on the day prior to issuance, the value of these shares is $3,781,000.

         On March 25, 1998, the Company issued 25,000 shares of common stock valued at $2.75 per share to a financial public relations firm.

         In February 1998, two consultants exercised stock options for 80,000 shares. The exercise prices of these options were $2.50 per share.

         In March 1998, two employee/directors exercised stock options for a total of 137,000 shares. The exercise prices of these options were $.10 per share.

                   SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996


NOTE 8 - SUBSEQUENT EVENTS


         In May 1998, the Company issued 9,570 shares of common stock to a provider of investor relations services rendered to the Company between March 1996 and June 1997.

         In May 1998, the Company issued 50,880 shares of stock in satisfaction of rent due to a landlord per an agreement made when the Company's Common Stock was trading at approximately $0.50 per share. The amount of the payable to the landlord at December 31, 1997 was $46,640.