Form 10KSB/A
period 1997-12-31
SAF T LOK INC
filed 1998-05-22
CIK 902056

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

Description:                                                                Page
--------------------------------------------------------------------------------
Accountants' Report                                                          F-2
Balance Sheets                                                               F-3
Statement of Changes in Shareholders' Equity                                 F-5
Statements of Operations                                                     F-6
Statements of Cash Flows                                                     F-7
Notes to Financial Statements                                                F-9
Accountants' Report (for fiscal year ended December 31, 1996)               F-27
Exhibits:
--------------------------------------------------------------------------------
Exhibit
Number       Description of Exhibit
--------------------------------------------------------------------------------
3.1          Articles of Incorporation (incorporated herein by reference to the
             Company's Form S-1 filed February 17, 1998)
--------------------------------------------------------------------------------
3.2          Bylaws (previously filed)
--------------------------------------------------------------------------------
4.1          Instruments defining the rights of Security Holders, including
             Indentures (contained in Article IV of Exhibit 3.1)
--------------------------------------------------------------------------------
10.1         Distribution Agreement (incorporated herein by reference to Current
             Report on Form 8-K filed March 13, 1998)
--------------------------------------------------------------------------------
16.1         Letter re change in certifying accountant (previously filed)
--------------------------------------------------------------------------------
23.1         Consent of Weinberg & Company, P.A. (previously filed)
--------------------------------------------------------------------------------
24.1         Power of Attorney (previously filed)
--------------------------------------------------------------------------------
27.1         Financial Data Schedule (previously filed)
--------------------------------------------------------------------------------
27.2         Restated Financial Data Schedule for the fiscal year ended December
             31, 1995 (previously filed)
--------------------------------------------------------------------------------
27.3         Restated Financial Data Schedule for the three months ended March
             31, 1996 (previously filed)
--------------------------------------------------------------------------------
27.4         Restated Financial Data Schedule for the six months ended June 30,
             1996 (previously filed)
--------------------------------------------------------------------------------
27.5         Restated Financial Data Schedule for the nine months ended
             September 30, 1996 (previously filed)
--------------------------------------------------------------------------------
27.6         Restated Financial Data Schedule for the fiscal year ended December
             31, 1996 (previously filed)
--------------------------------------------------------------------------------
27.7         Restated Financial Data Schedule for the three months ended March
             31, 1997 (previously filed)
--------------------------------------------------------------------------------
27.8         Restated Financial Data Schedule for the six months ended June 30,
             1997 (previously filed)
--------------------------------------------------------------------------------
27.9         Restated Financial Data Schedule for the Fiscal year ended
             September 30, 1997 (previously filed)
--------------------------------------------------------------------------------

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tequesta, State of Florida, on May 21, 1998.

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


                                      1997             1996
                                   ------------    -----------
               Net (Loss):

                  As reported      $(5,264,606)    $(3,275,342)
                  Pro forma        (17,596,642)     (4,052,179)

               Basic EPS:

                  As reported      $      (.76)    $       (.62)
                  Pro forma              (2.54)            (.67)

               Diluted EPS:

                  As reported      $      (.76)     $      (.62)
                  Pro forma              (2.54)            (.67)


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



                                             1997           1996
                                         ------------   ------------

Numerator:

Net (Loss)                               $(5,264,606)   $(3,275,342)
Numerator for basic EPS                   (5,264,606)    (3,275,342)
Effect of dilutive securities:                     -              -
                                         -----------    -----------

Numerator for diluted EPS                $(5,264,606)   $(3,275,342)
                                         -----------    -----------

Denominator:

Denominator for basic EPS

 weighted-average shares                   6,920,820      5,243,936

Effect of dilutive securities:

Stock Options                                      -              -
Warrants                                           -              -
Potentially dilutive commmon shares                -              -
                                         -----------    -----------

Denominator for diluted EPS                6,920,820      5,243,936
                                         -----------    -----------

Basic EPS                                $      (.76)   $      (.62)
                                         -----------    -----------
Diluted EPS                              $      (.76)   $      (.62)
                                         -----------    -----------


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