Form 10QSB
period 1998-06-30
SAF T LOK INC
filed 1998-08-14
CIK 902056

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

                      For the Quarterly Period Ended June 30, 1998

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

                           -------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                                       --   --

    As of July 31, 1998 there were 13,609,957 shares of the issuer's common stock outstanding.

           Transitional Small Business Disclosure Format: Yes    No X
                                                              --    --
--------------------------------------------------------------------------------

                          Part I. Financial Information

Item 1. Financial Statement.

The registrant's financial statements for the quarter ended June 30, 1998 are attached hereto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of important factors accompanying the forward-looking statements. The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, attached hereto, and in conjunction with the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K filed with the SEC on May 13, 1998.


          Management's Discussion and Analysis Section of the Form 10Q
          ------------------------------------------------------------

Second quarter of 1998 versus the second quarter of 1997
--------------------------------------------------------

Revenues for the second quarter of 1998 were $952,029 compared to revenue of $6,106 for the second quarter of 1997. The increased revenues were due to the fulfillment of the remainder of shipments under the United Safety Action contract, completing the first installment on a $6,000,000 purchase order to the Company, as previously reported, and additional shipments required under the contract. Shipments for this quarter consisted of both the older grip lock and the first shipments of the new magazine lock. Additional costs associated with the ramp up of the assembly lines and start up of the new magazine lock coupled with expected lower margins on the magazine lock resulted in a gross profit of 27% for this quarter. That compares to a second quarter 1997 gross profit of 31%.

The selling, general and administration expenses for the second quarter of 1998 were $1,238,146 compared to $147,742 for the same period last year. Included in the second quarter 1998 SG&A is $190,094 which is the amortized portion of the value of the stock purchase warrants issued in connection with the distribution agreement with United Safety Action, Inc. for a total of 2,000,000 shares exercisable at $5.00 per share with a 5-year term and issued as a commission on the anticipated sales under the distribution agreement. The Company had placed an aggregate value on these stock purchase warrants of

$473,000. However, due to concern from the Company's independent auditor the Company retained an independent expert to consult with the auditors on the valuation of the warrants. The warrants have now been revalued at $1,888,400 for which the quarterly amortized expense is now $157,367. The second quarter 1998 charge of $190,094 includes the understated amount of $32,727 from the first quarter 1998. Applying the new valuation to the first quarter of 1998 does not result in a material difference sufficient to justify restating the first quarter 1998 results.

The SG&A expenses for the second quarter of 1997 were $147,742, being unusually low because of the waiver of most executive salaries and the reversal of $122,000 in accrued salaries. This compares with an SG&A of $472,722 for the second quarter of 1998 if the charges for commissions, consulting and legal fees in connection with capital raising activities are not included and the amortized portion of the stock purchase warrants issued in connection with the United Safety Action, Inc. distribution agreement is not included. Not counting these irregular fees not related to the operations would yield an operational loss of $.02 per share for the second quarter of 1998 as compared to $.08 per share loss with all costs included. Likewise, adjusting the second quarter of 1997 for the reversal of salaries would result in an operational loss of $.06 per share as compared to a loss of $.03 per share as reported.

Six months year to date 1998 versus six months year to date 1997
----------------------------------------------------------------

Revenues for the first two quarters of 1998 were $1,229,465 compared to revenues of $33,521 for the first two quarters of 1997. The increased revenues were due to completion of the $1,000,000 prepaid order as the first installment on a $6,000,000 purchase order to the Company, under the United Safety Action distribution contract, as previously reported, and additional shipments also required under the contract. Shipments for the first quarter consisted only of the older grip lock but shipments for the second quarter also consisted of the new magazine lock. 1998 six month YTD gross profits were 37% versus a gross profit of 42% for the same period in 1997. Volume pricing concessions in the distribution agreement will be reflected in lower gross profit percentages as these sales continue to be a large portion of total sales. Additional costs associated with the ramp up of the assembly lines and start up of the new magazine lock coupled with expected lower margins on the magazine lock also resulted in lower gross profits.

The selling, general and administration expenses for the first two quarters of 1998 were $1,465,577 compared to $360,832 for the same period last year. Included in the 1998 six months YTD SG&A is $209,824 which is the amortized portion of the value of the stock purchase warrants issued in connection with the distribution agreement with United Safety Action, Inc. for a total of 2,000,000 shares exercisable at $5.00 per share with a 5-year term and issued as a commission on the anticipated sales under the distribution agreement. The Company had placed an aggregate value on these stock purchase warrants of $473,000. However, due to concern from the Company's independent auditor the Company retained an independent expert to consult with the auditors on the valuation of the warrants. The warrants have now been revalued at $1,888,400 for which the quarterly amortized expense is now $157,367.

The SG&A expenses for the first two quarters of 1997 were $360,832, being unusually low because of the waiver of most executive salaries and the reversal of $122,000 in accrued salaries. This compares with an SG&A of $591,423 for the first two quarters of 1998 if the charges for commissions, consulting and legal fees in connection with capital raising activities are not included and the amortized portion of the stock purchase warrants issued in connection with the United Safety Action, Inc. distribution agreement is not included. Not counting these irregular fees that are related to the raising of capital and not to the operations would yield an operational loss of $.02 per share for the first two quarters of 1998 as compared to $.10 per share loss with all costs included. Likewise, adjusting the first two quarters of 1997 for the reversal of salaries would result in an operational loss of $.10 per share as compared to a loss of $.07 per share as reported. Comparing in actual dollars, the six months YTD 1998 loss before financing expenses was $228,845, as compared with the six months YTD 1997 loss of $433,189.

As of June 30, 1998, the company had $2,883,120 of cash on hand as compared to $237,198 on June 30, 1998 reflecting the Company's capital raising efforts and a portion of the $1,100,000 prepayment on the wholesaler purchase order.

Prepaid expenses as of June 30, 1998 were $6,070,883 consisting primarily of the value of 1,000,000 shares of common stock issued to United Safety Action, Inc. in connection with the distributor agreement. The 1,000,000 issued to United Safety Action, Inc. were valued at $3,781,000 using the latest trade price on Nasdaq as of the day before the United Safety Action, Inc. was signed. These shares are held as collateral by the company and will be released as United Safety Action, Inc. makes advertising expenditures over the next 18 months ( 2 years from the date of the agreement ). United Safety Action, Inc. is obligated to spend $5,000,000 over this period in advertising. The value of the shares will be amortized as the shares are released from the collateral agreement.

Deferred compensation totaling $856,773, of which $223,642 is treated as both a current asset and current liability and $633,131 which is treated as both an other asset and a long term liability, is compensation to be recognized in the future as a result of stock options granted to certain employees in 1997.

Notes payable were reduced to $0 in the second quarter of 1998 as the note to Franklin Brooks using all the Company's patents as collateral was paid off.

The complex accounting for the value of stock options and stock purchase warrants has caused the capital in excess of par to increase from $9,976,948 on June 30, 1997 to $25,874,041 on June 30, 1998. Of this amount, only $5,456,403 is the net amount received by the company for the sale of stock and the exercise of stock options and warrants during that 12-month period. The balance of the increase is the value attributed to the stock purchase warrants and the value attributed to the 1,000,000 shares of common stock issued to United Safety Action, Inc. in connection with the distribution agreement.

Year 2000 compliance. The Company believes that its existing computer programs are fully Year 2000 compliant and that it will not be necessary to incur any material expenses with regard to Year 2000 issues in the future.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.


                           Part II. Other Information

Item 1. Legal proceedings

In December 1996, Lisa Broderick Fogel and her husband Bruce Fogel sued the Company and Franklin Brooks for defamation and loss of consortium arising out of Mrs. Fogel's brief tenure in November 1996 as president of the Company. No monetary damages are being sought. The Company's insurance company is providing for the defense of the Company and Mr. Brooks. The Company does not believe this lawsuit will have a materially adverse effect on the company.

On July 24, 1998, Joseph Yud filed a class action civil complaint against the Company, Franklin Brooks and John Gardner. Plaintiff alleges violation of Federal securities laws by misrepresenting material information concerning the Company's financial condition, including the efficacy of a product development agreement with Semiconductor Laser International Corporation. The Company's insurance company is providing for the defense of the Company and Mr.
Brooks.

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

Item 2. Changes In Securities.

During the period of April 1, 1998 through June 30, 1998, 1,666,666 shares of common stock were issued due to the exercise of warrants at $2.00 per share pursuant to Regulation S.

During the period of April 1, 1998 through June 30, 1998, R. E. B. Properties, Inc. was issued 50,880 restricted common shares at $1.00 per share as payment for rental of the office building for 12 months during 1997 and 1998.


Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

During the second quarter of 1998, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


Item 5. Other Information

On May 12, 1998 it was announced that Stephen S. Eccher was hired as the Company's Vice President in charge of Marketing to head up the Company's internal sales force that will focus on bringing the Saf T Lok products to the law enforcement industry.

On May 14, 1998 Mr. Eugene Horanoff resigned from the Board of Directors for personal reasons.

On May 26, 1998 the Company announced that it had entered into a development agreement with Semiconductor Laser International Corporation to produce a laser enhanced gun locking mechanism.

On June 11, 1998 the Company announced that it terminated the employment of its president and CEO Mr. John Gardner.

On June 11, 1998 the Company announced that it terminated the agreement with Semiconductor Laser International Corporation.

On June 18, 1998 the Company announced that it entered into a two year licensing agreement for worldwide endorsement rights with the Grand Lodge of the Fraternal Order of Police, the nation's largest police organization.

On July 20, 1998 the Company received official notice of the issuance of patent number 5782029 which provides broad coverage patent protection for the new magazine lock.

On July 21, 1998 the Company announced that it had received an "informal inquiry" from the Division of Enforcement of the Securities and Exchange Commission and that the Company has voluntarily provided all the requested documents and will cooperate fully with the Commission.

On July 21, 1998 the Company also announced that it is considering restating its unaudited Financial Statements for the quarter ended March 31, 1998 because the Company's independent auditors have expressed concern over the valuation of some warrants. However, applying the new valuation to the first quarter of 1998 does not result in a material difference sufficient to justify restating the first quarter 1998 results.






Item 6. Exhibits and Reports on Form 8-K.

 (a)  Reports on Form 8-K.

1. Form 8K filed July 21, 1998, reporting SEC informal inquiry and possible restatement of first quarter earnings.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAF T LOK INCORPORATED

By: /s/ Franklin W. Brooks                           Date:   August 12, 1998

Franklin W. Brooks, Chairman, President, Chief Executive Officer

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                        F/K/A RGB COMPUTER & VIDEO, INC.







                                     INDEX
                                     -----



                                                                    Page
                                                                    ----

BALANCE SHEETS                                                     F2 - F3


STATEMENTS OF CHANGES IN
  SHAREHOLDERS' EQUITY                                               F4


STATEMENTS OF OPERATIONS                                             F5


STATEMENTS OF CASH FLOWS                                           F6 - F7


NOTES TO FINANCIAL STATEMENTS                                     F8 - F11

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                        F/K/A RGB COMPUTER & VIDEO, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1998 AND 1997
                          ----------------------------


                                     ASSETS
                                     ------

                                                         1998                  1997
CURRENT ASSETS
   Cash and Cash Equivalents                          $ 2,883,120        $   237,198
   Accounts Receivable (less allowance
     for doubtful accounts of $14,510 and
     $21,229 respectively)                                145,661              4,841
   Notes Receivable, current portion                       12,640               --
   Inventories                                          1,250,386            468,748
   Prepaid Expenses                                     6,070,883             37,086
   Deferred Compensation, current portion                 223,642               --
                                                      -----------        -----------

Total Current Assets                                  $10,586,332        $   747,873


PROPERTY AND EQUIPMENT, LESS
   ACCUMULATED DEPRECIATION                           $ 1,340,503        $   861,591


OTHER ASSETS
   Patents (less accumulated amortization
     of $78,264 and $28,000 respectively)             $   335,513        $   355,147
   Notes Receivable, less current portion                 162,545            189,279
   Deferred Compensation, less current portion            633,131               --
   Other Assets                                             2,150              1,695
                                                      -----------        -----------

Total Other Assets                                    $ 1,133,339        $   546,121


TOTAL ASSETS                                          $13,060,174        $ 2,155,585

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                        F/K/A RGB COMPUTER & VIDEO, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1998 AND 1997
                          ----------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                            1998                  1997
CURRENT LIABILITIES
   Notes Payable, current portion                       $          0         $     76,217
   Accounts Payable                                          579,450              527,737
   Accrued Compensation                                      223,642                 --
   Prepayments                                                76,816                 --
                                                        ------------         ------------

Total Current Liabilities                               $    879,908         $    603,954

LONG TERM LIABILITIES
---------------------
   Notes Payable, less current portion                  $          0         $     37,996
   Accrued Compensation, less current portion                633,131                 --
                                                        ------------         ------------

Total Long term Liabilities                             $    633,131         $     37,996

TOTAL LIABILITIES                                       $  1,513,039         $    641,950


SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value,
     20,000,000 shares authorized, 13,276,623
     and 6,194,235 shares issued and
     outstanding, in 1998 and 1997 respectively,
     of which 1500 shares were held in treasury         $    132,766         $     61,942
   Capital in Excess of Par                               25,874,041            9,976,948
   Accumulated Deficit                                   (14,459,672)          (8,525,256)

TOTAL SHAREHOLDERS' EQUITY                              $ 11,547,135         $  1,513,634


TOTAL LIABILITIES & EQUITY                              $ 13,060,174         $  2,155,585

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                                             COMMON STOCK
                                                     --------------------------        PAID-IN
                                                       SHARES          AMOUNT          CAPITAL          DEFICIT         TOTAL
                                                     ----------      ----------      ------------------------------------------
Balance - December 31, 1996                             5,655,255          56,553      9,167,898    (8,092,067)       1,132,384

Issuance of common stock in
   connection with conversion
   of debentures                                        2,147,247          21,472        985,671                      1,007,143

Issuance of common stock in
   connection with severance agreement                     30,000             300         78,450                         78,750

Issuance of common stock in
   connection with repayment
   of loans to major shareholder                          102,012           1,020        198,980                        200,000

Issuance of common stock to
   suppliers and service providers                        169,486           1,695        370,653                        372,348

Issuance of common stock to
   offshore investors                                   1,683,077          16,830      3,033,170                      3,050,000

Issuance of common stock to
   an officer upon exercise of
   stock options                                          200,000           2,000         69,200                         71,200

Contributed capital                                                                    2,752,094                      2,752,094

Net loss                                                                                            (5,264,606)      (5,264,606)
                                                     ------------      ----------     ----------  ------------    -------------
BALANCE - DECEMBER 31, 1997                             9,987,077          99,870     16,656,116  $(13,356,673)   $   3,399,313

Issuance of common stock to
     offshore investors                                   250,000           2,500        497,500                        500,000

Issuance of common stock to
    2 consultants upon exercise
    of stock options                                      160,000           1,600        398,400                        400,000

Issuance of common stock to
    2 director/employees upon
    exercise of stock options                             137,000           1,370         12,330                         13,700

Issuance of common stock in
    connection with a marketing agreement                  25,000             250         68,500                         68,750

Issuance of common stock in
    connection with exercise of warrants                1,666,666          16.667      3,316,664                      3,333,331

Issuance of common stock in
    connection with distributor agreement               1,000,000          10,000      2,990,000                      3,000,000

Issuance to landlord for payment of
    Rent                                                   50,880             509         46,131                         46,640
Issuance of warrants in connection with
    distributor agreement                                                              1,888,400                      1,888,400

Net Loss                                                                                            (1,102,999)     (1,102,999)


BALANCE - JUNE 30, 1998                                13,276,623         132,766     25,874,041   (14,459,672)    (11,547,135)

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                        F/K/A RGB COMPUTER & VIDEO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          AS OF JUNE 30, 1998 AND 1997
                          ----------------------------

                                                   Three Month Period                         Six Month Period
                                                      Ended June 30                            Ended June 30
                                                1998                 1997                1998                 1997
REVENUE

Revenue                                    $    952,029         $      6,106         $  1,229,465         $     33,521

Cost of Sales                                   688,225                4,204              763,003               19,205
                                           ------------         ------------         ------------         ------------


Gross Profit                               $    263,804         $      1,902         $    466,462         $     14,316


EXPENSES
--------

Selling, General and Administrative
     before expenses relating to
     Capital Raising                       $    472,722         $    147,742         $    591,423         $    360,832

Depreciation                                     51,942               41,550              103,884               86,673
                                           ------------         ------------         ------------         ------------


NET (LOSS) before
   Capital Raising                         $   (260,860)        $   (187,390)        $   (228,845)        $   (433,189)

(LOSS) PER COMMON SHARE
   before Capital Raising                          (.02)                  --                 (.02)                  --

Expenses relating to Capital Raising       $    765,424                   --         $    874,154                   --

NET LOSS                                   $ (1,026,284)        $   (187,390)        $ (1,102,999)        $   (433,189)

(LOSS) PER COMMON SHARE                            (.08)                (.03)                (.10)                (.07)


Weighted Average number of common
   shares outstanding                        12,667,148            6,194,235           11,350,446            6,194,235

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                                        1998                1997
                                                                                 ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                                  $(1,102,999)        $  (433,189)

       NET (LOSS)                                                                 (1,102,999)           (433,189)
                                                                                 -----------         -----------


Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
   Depreciation and amortization                                                     103,884              86,673
   Change in assets and liabilities:
       Decrease (increase) in accounts receivable                                    141,037               5,578
       (Decrease) increase in allowance for bad debts                                     --               2,500
       Increase in prepaid expenses                                               (5,831,128)            (15,975)
       Decrease in prepaid expenses                                                  473,338                  --
       Increase in inventories                                                      (902,704)             (2,068)
       Decrease in deferred compensation                                              80,638                  --
       (Decrease) increase in accounts payable                                        80,704             (77,860)
       Increase in accrued liabilities                                             1,100,000                  --
       (Decrease) in accrued liabilities                                            (645,280)                 --
       Increase (Decrease) in Prepayments                                         (1,023,184)                 --
       Automobile transferred pursuant to consulting agreement                            --              22,734
       Issuance of stock for advertising services                                     68,750                  --
       Issuance of warrants pursuant to distribution agreement                     1,888,400                  --
       Issuance of stock in settlement of Accounts Payable                            46,640                  --
       Issuance of stock pursuant to distribution agreement                        3,000,000                  --
                                                                                 -----------         -----------


       NET CASH USED IN OPERATING ACTIVITIES                                      (2,521,904)           (411,607)
                                                                                 -----------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in current portion of note receivable                           8,308              10,563
   Payments for the purchase of equipment                                           (172,965)                 --
   Decrease in Other Assets                                                           18,000                 720
   (Decrease) in notes payable                                                      (121,760)             (9,410)


       NET CASH PROVIDED BY INVESTING ACTIVITIES                                    (268,417)              1,873
                                                                                 -----------         -----------


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
                                   (CONTINUED)

                                                                                                 1998              1997
                                                                                              ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                        500,000           550,000
   Principal payments on borrowings/capital leases                                                  --              (1,436)
   Issuance of stock upon exercise of warrants                                                 3,333,331              --
   Issuance of stock upon exercise of options                                                    413,700              --
                                                                                              ----------        ----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                               4,247,031           548,564
                                                                                              ----------        ----------

   Net increase (decrease) in cash and equivalents                                             1,456,710           148,240

   Cash and equivalents at beginning of year                                                   1,426,410            88,956
                                                                                              ----------        ----------

   Cash and equivalents at end of period                                                      $2,883,120        $  237,198
                                                                                              ==========        ==========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

   Cash payments for interest                                                                 $    4,373        $      212
                                                                                              ==========        ==========

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10-KSB for the year ended December 31, 1997. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1997, has been omitted. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of results for the entire year ending December 31, 1998.


NOTE 2 -  CASH AND CASH EQUIVALENTS

          Cash and cash equivalents comprised the following as of June 30, 1998 and 1997:

                                                    1998              1997
                                                -----------        -----------

                     Cash in banks              $ 2,883,120        $   237,198
                                                ===========        ===========


NOTE 3 - INVENTORIES

         Inventories are comprised of the following as of June 30, 1998 and 1997:

                                                   1998             1997
                                                -----------       ---------

                     Finished Goods              $        0        $210,611
                     Raw Materials                1,158,386         182,597
                     Supplies                        92,000          75,540
                                                 ----------        --------
                         TOTAL                   $1,250,386        $468,748
                                                 ==========        ========

NOTE 4 -  PREPAID EXPENSES

          Prepaid expense is comprised of the following as of June 30, 1998 and 1997:

                                                       1998            1997
                                                    -----------      --------

          Agreement and Warrant expenses              2,326,563             -
          Prepaid marketing and advertising           3,620,400             -
          Deposit on patent costs                        93,000             -
          Prepaid show expenses                          23,090         3,709
          Prepaid insurance                               3,318             -
          Prepaid other                                   4,512             -
          Prepaid rent                                        -        16,000
                                                    -----------      --------

                           TOTAL                    $ 6,070,883     $  19,709
                                                    ===========     =========


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

          Pursuant to the February 11, 1998 Distribution Agreement, the distributor is obligated to create and place advertising totaling $5,000,000. The Company has issued 1,000,000 shares of its common stock in connection with the Distribution Agreement, which has been pledged by the distributor as security for the obligation to place the advertising. As the distributor fulfills its obligation, the Company will release the pledged shares at the rate of one share for each five dollars of advertising placed. Based on a fair market valuation at close of business on the day prior to issuance, the value of these shares is $3,781,000. This will be expensed as the obligation is fulfilled.

          In connection with the Distribution Agreement, on February 11, 1998 the Company entered into an agreement with three unaffiliated companies, granting them stock purchase warrants for an aggregate total of 2,000,000 shares of common stock with an exercise price of $5.00 per share and a term of five years. These companies were instrumental in assisting the Company in finding the Wholesaler and the Distributor. The Company placed an aggregate value on these warrants of $1,888,400. This is the amount the Company believes a reasonable investor would pay for these warrants as of the date the warrants were issued.


NOTE 5 -  PROPERTY AND EQUIPMENT

          Property and equipment is comprised of the following as of June 30, 1998 and 1997:

                                                1998                  1997
                                              --------              --------

          Equipment                            $418,493               $373,344
          Furniture and fixtures                 51,578                 52,997
          Tools and die                       1,438,413                792,295
          Software                               37,214                 37,214
          Leasehold improvements                 11,436                 11,436
                                             ----------             ----------
                  TOTAL                       1,957,134              1,267,287

          Less accumulated depreciation         616,631                405,696
                                             ----------             ----------

                  TOTAL                       1,340,503                861,591
                                             ==========             ==========


NOTE 6 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses are comprised of the following as of March 31, 1998 and 1997:

                                                  1998                  1997
                                                --------              --------

          Accounts payable                 $     579,450       $       527,737
          Accrued compensation-current           223,642                     -
          Prepayments                             76,816                     -
                                               ---------         -------------

              TOTAL                        $     879,908       $       527,737
                                               =========         =============

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

          Pursuant to the February 11, 1998 Distribution Agreement, the distributor is obligated to create and place advertising totaling $5,000,000. The Company has issued 1,000,000 shares of its common stock in connection with the Distribution Agreement, which has been pledged by the distributor as security for the obligation to place the advertising. As the distributor fulfills its obligation, the Company will release the pledged shares at the rate of one share for each five dollars of advertising placed. Based on a fair market valuation at close of business on the day prior to issuance, the value of these shares is $3,781,000.

          On March 25, 1998, the Company issued 25,000 shares of common stock valued at $2.75 per share to the Financial Public Relations firm.

          In February 1998, two consultants exercised 80,000 options. The exercise price of these options was $2.50.

          In March 1998, two employee/directors exercised a total of 137,000 options. The exercise price of these options were $.10 per share.

          In April 1998, two consultants exercised 40,000 options. The exercise price of these options was $2.50.

          In May 1998, three offshore investors exercised 1,666,666 warrants. The exercise price of these warrants was $2.00.

          In May 1998, two consultants exercised 20,000 options. The exercise price of these options was $2.50.

          In June 1998, the Company issued 50,880 shares of restricted stock in payment of accrued rent.

          In June 1998, two consultants exercised 20,000 options. The exercise price of these options was $2.50.


NOTE 8 -  SUBSEQUENT EVENTS

          In July 1998, three offshore investors exercised 333,334 warrants. The exercise price of these warrants was $2.00.