Form 10QSB
period 1998-09-30
SAF T LOK INC
filed 1998-11-13
CIK 902056

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________
                                  FORM 10-QSB
     Mark One:
        [X]        Quarterly Report Pursuant to Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

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

As of October 30, 1998 there were 13,609,957 shares of the issuer's common stock outstanding.

        Transitional Small Business Disclosure Format:  Yes      No  X
                                                            ---     ---


================================================================================

                         Part I. Financial Information

Item 1. Financial Statement.

The registrant's financial statements for the quarter ended September 30, 1998 are attached hereto.

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


          Management's Discussion and Analysis Section of the Form 10Q
          ------------------------------------------------------------


Third quarter of 1998 versus the third quarter of 1997
------------------------------------------------------

Revenues for the third quarter of 1998 were $472,333 compared to revenues of $5,010 for the third quarter of 1997. The increased revenues were due almost entirely to additional shipments scheduled under the United Safety Action, Inc. Distribution Agreement. However, shipments for this quarter were less than anticipated because the United Safety Action, Inc. did not purchase all the locks required by the Distribution Agreement.

Shipments consisted of both the grip lock and the new magazine locks for Glock and Beretta pistols. Gross profit for the third quarter of 1998 was a loss of $164,492, influenced heavily by adjustments of $223,354 in the value of the inventory. During this quarter the production operation found it necessary to move from temporary quarters to a permanent location that has enough space to house both the main offices and the production facility. While this move will result in a long term cost savings, there was an immediate expense that negatively impacted the bottom line. A positive operating gross profit of $58,862 or 12.5% results if the inventory adjustment is backed out compared to a gross profit of $3,005 or 60.0% for the third quarter of 1997 which had no inventory adjustment. Contributing to this quarter's higher expenses were once-a-year costs of

$34,296 related to the annual shareholder meeting and $54,707 in marketing show expenses because of the concentration of trade shows in the latter part of the year. Additional costs associated with the continued ramp up of the assembly lines and development of added magazine lock versions, coupled with the lower expected margins of the United Safety Action, Inc. Distribution Agreement, contributed to the reduction in margins. However, the Company has successfully completed the ramp up in assembly, proving that it can mass produce quality locks in large volumes. Taking a product from the concept/prototype stage to mass production normally requires minor part design modifications and trial and error at the production facility. High costs for inefficient labor and production tooling are encountered until final design and assembly procedures are refined. That learning curve is now behind us so these unusually high costs are not expected in the future.

Development continues on more versions of the magazine lock with the popular Beretta models commencing shipment in this quarter. Having both the most popular Beretta and Glock models now allows the Company to begin the Law Enforcement marketing effort in earnest. To enhance the sales efforts, three sales representatives have been engaged. Versions for the remaining popular law enforcement handguns in a number of the Sig Sauer and Smith & Wesson models are expected to be ready for shipment during the fourth quarter.

The Company attended three important trade shows this quarter, the National Sheriffs Association, the International Association of Law Enforcement Trainers, and the American Society for Industrial Security. The new magazine lock is being well received by the law enforcement community as they become more concerned with their officers' gun safety when off the job.

The selling, general and administration expenses for the third quarter of 1998 were $1,222,720 compared to $303,602 for the same period last year. Included in the third quarter 1998 SG&A is $537,181 in non-cash expenses related to the raising of capital. Excluding these non-operating expenses and including depreciation results in an operating loss of $850,031 or $.06 per share in the third quarter of 1998 compared to last year's unadjusted third quarter results showing a loss of $300,602 or $.04 per share. Including all expenses for the third quarter of 1998 the net loss is $1,387,212 or $.10 per share compared to a loss of $300,602 or $.04 per share for the same period last year.


Nine months year to date 1998 versus nine months year to date 1997
------------------------------------------------------------------

Revenues for the first three-quarters of 1998 were $1,705,793 compared to revenues of $38,531 for the first three quarters of 1997. The increased revenues were due to completion of both the $1,000,000 prepaid order and additional shipments under the United Safety Action Distribution Agreement. Shipments for the first quarter consisted only of the grip lock but shipments for the second and third quarters also consisted of the new magazine lock. 1998 nine-month YTD gross profits are 19% versus a gross profit of

45% on much lesser shipments for the same period in 1997. Volume pricing concessions in the Distribution Agreement will result in lower gross profit percentages until the shipment volume increases, effecting a larger dilution of overhead and start-up costs.

The selling, general and administration expenses for the first three-quarters of 1998 were $2,817,156 compared to $751,111 for the same period last year. Included in the 1998 nine months YTD SG&A is $367,191 which is the amortized portion of the value of the stock purchase warrants issued in connection with the distribution agreement with United Safety Action, Inc. for a total of 2,000,000 shares exercisable at $5.00 per share with a 5-year term and issued as a commission on the anticipated sales under the distribution agreement. The Company had placed an aggregate value on these stock purchase warrants of $473,000. However, due to concern from the Company's independent auditor the Company retained an independent expert to consult with the auditors on the valuation of the warrants. The warrants have now been revalued at $1,888,400 for which the quarterly amortized expense is now $157,367.

The SG&A expenses for the first three-quarters of 1997 were $751,111, being unusually low because of the waiver of $218,750 in executive salaries and the reversal of $122,000 in accrued salaries which were recorded in the 4th quarter of 1997. This compares with an SG&A of $1,405,821 for the first three quarters of 1998 if the charges for commissions, consulting and legal fees in connection with capital raising activities and the amortized portion of the stock purchase warrants issued in connection with the United Safety Action, Inc. Distribution Agreement are not included.

Eliminating the irregular fees that are related to the raising of capital and not to the operations would yield an improved operating loss of $1,078,855 or $.08 per share for the first three quarters of 1998 as compared to the first three quarters of 1997 which, with the reversal of salary waivers which were recorded in the 4th quarter of 1997, would have resulted in an operating loss of $1,074,540 or $.14 per share.

As of September 30, 1998, the company had $1,320,800 of cash on hand as compared to $452,308 on September 30, 1997. For the first three-quarters of 1998, net property, plant and equipment increased to $1,433,327 from $1,092,730 for the same period last year, primarily as a result of building tooling and assembly fixtures for the new magazine lock. Inventories were increased to $2,117,921 for the first nine months of 1998 from $457,950 for the same period last year in order to meet the anticipated increased sales volume necessitated by the United Safety Action, Inc. Distribution Agreement. However, accounts receivable for the first nine months of 1998 increased to $487,023, almost entirely as a result of non-payment by United Safety Action, Inc. for the last shipments made to them. The Company ceased shipping to United Safety Action, Inc. once payments became delinquent under the terms of the contract. As a result, the assembly operations have been cut back. The Company is concerned whether United Safety Action, Inc. will have the resources needed to continue to honor their part of the Distribution Agreement. However, according to an October 22, 1998 press release by Enzone, Inc., a sub-distributor to United Safety Action, Inc., Enzone has sold stocking orders to 370 retail outlets across the United States, including the Sports Authority chain. The Company may find it beneficial to renegotiate some parts of the Distribution Agreement with United Safety Action, Inc.

Prepaid expenses as of September 30, 1998 were $5,540,090 consisting primarily of the value of 1,000,000 shares of common stock issued to United Safety Action, Inc. in connection with the Distribution Agreement. The 1,000,000 shares issued to United Safety Action, Inc. were valued at $3,781,000 using the latest trade price on Nasdaq as of the day before the United Safety Action, Inc. was signed. These shares are held as collateral by the company and will be released as United Safety Action, Inc. makes advertising expenditures over the next 15 months ( 2 years from the date of the agreement ). United Safety Action, Inc. is obligated to spend $5,000,000 over this period in advertising. The value of the shares will be amortized as the shares are released from the collateral agreement.

Notes payable for the first three-quarters of 1998 were $0 as the note to Franklin Brooks, to which the Company's patents were pledged, was paid off in the second quarter of 1998.

There have been several recent developments within the gun industry that gives the Company cause for optimism. In the well publicized Dix vs. Beretta lawsuit in California, in which a boy was accidentally killed with a Beretta handgun, the plaintiff's assertion is that the handgun manufacturer had not used state-of the-art technology to make the gun as safe as it could have been. According to Dennis Henigan, legal director for The Center to Prevent Handgun Violence in Washington, this may mark the first jury trial to test gun manufacturers' accountability for failing to "child proof" guns. David Kairys, a Temple University law professor comments, "But there's no doubt that courts, legislatures and the population generally is moving toward understanding responsibility of gun manufacturers as being a lot like that of tobacco and asbestos "manufacturers"."

The City of New Orleans, Louisiana, filed a similar suit on October 30, 1998 against 15 gun manufacturers seeking to recover the damage to the City from the gun industry's sale of guns that are not "personalized" to incorporate safety designs to prevent their use by children and other unauthorized users.

According to other news sources many other municipalities and governmental entities are expected to also file similar suits in the near future.

The Company believes that Saf T Lok/TM/ gunlocks are the most practical product available to satisfy these complaints and that successful actions in these cases will heighten interest in the Company's products.

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

On July 24, 1998, Joseph Yud filed a class action civil complaint against the Company, Franklin Brooks and John Gardner. Plaintiff alleges violation of Federal securities laws by misrepresenting material information concerning the Company's financial condition, including the efficacy of a product development agreement with Semiconductor Laser International Corporation. The Company's insurance company is providing for the defense of the Company, Mr. Brooks and Mr. Gardner. Certain deductibles, the magnitude of which is currently unknown, may apply, but the Company, at this time, does not anticipate an adverse material effect. An extension has been granted until November 21, 1998 for the plaintiffs' attorneys in the Yud and Slomovics (below) cases to combine the suits and for the judge to appoint legal counsel. Further extensions may be requested by either party.

On August 14, 1998, the law firm of Boose, Casey, Ciklin, Lubitz, Martens, McBane & O'Connell filed a civil complaint against the Company seeking to collect payment on alleged balances due for legal services. The parties have arrived at an agreement and on October 28, 1998 the complaint was dismissed.

On August 27, 1998, Marvin Slomovics filed a class action civil complaint against the Company, Franklin Brooks and John Gardner. Plaintiff alleges violation of Federal securities laws by misrepresenting material information concerning the Company's financial condition, including the efficacy of a product development agreement with Semiconductor Laser International Corporation. Certain deductibles, the magnitude of which is currently unknown, may apply, but the Company, at this time, does not anticipate an adverse material effect. An extension has been granted until November 21, 1998 for the plaintiffs' attorneys in the Yud and Slomovics cases to combine the suits and for the judge to appoint legal counsel. Further extensions may be requested by either party.

On October 13, 1998, John L. Gardner filed a suit for damages alleging breach of his employment agreement, breach of his stock option agreements and libel. The Company requested and was granted an extension until November 23, 1998 to co-ordinate defense actions with its insurance companies.

The Company is not a party in any other ongoing or pending legal proceedings, nor are any of the Company's properties the subject of litigation, and the Company is not aware of any pending or contemplated proceeding against it by governmental authorities concerning environmental matters. The Company knows of no other legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

Item 2. Changes In Securities.

In July 1998, 333,334 shares of common stock were issued due to the exercise of warrants at $2.00 per share pursuant to Regulation S.


Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission Of  Matters To A Vote Of Security Holders.

The Annual Meeting of Shareholders was held on September 25, 1998. The stockholders approved the election of the five directors named in the proxy statement as follows: Franklin W. Brooks 10,702,745 for, 107,506 abstain; Jeffrey W. Brooks 10,698,045 for, 112,206 abstain; Dennis W. DeConcini 10,704,945 for, 105,306 abstain; William M. Schmidt 10,703,131 for, 107,120 abstain; James V. Stanton 10,704,931 for, 105,320 abstain.


Item 5. Other Information

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

On July 21, 1998 the Company also announced that it is considering restating its unaudited Financial Statements for the quarter ended March 31, 1998 because the Company's independent auditors have expressed concern over the valuation of some warrants. However, applying the new valuation to the first quarter of 1998 did not result in a material difference sufficient to justify restating the first quarter 1998 results.


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

SAF T LOK INCORPORATED

By: /s/ Franklin W. Brooks        Date: November 13, 1998
   -----------------------


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



                                     INDEX
                                     -----




                                                       Page
                                                       ----

BALANCE SHEETS                                       F2 - F3


STATEMENTS OF CHANGES IN
 SHAREHOLDERS' EQUITY                                  F4


STATEMENTS OF OPERATIONS                               F5


STATEMENTS OF CASH FLOWS                            F6 - F7


NOTES TO FINANCIAL STATEMENTS                       F8 - F11

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                        F/K/A RGB COMPUTER & VIDEO, INC.
                          CONSOLIDATED BALANCE SHEETS
                       AS OF SEPTEMBER 30, 1998 AND 1997
                       ---------------------------------


                                     ASSETS
                                     ------

                                                     1998         1997

CURRENT ASSETS
   Cash and Cash Equivalents                      $1,320,800    $452,308
   Accounts Receivable (less allowance
     for doubtful accounts of $14,510 and
     $13,310 respectively)                           487,023       5,889
   Notes Receivable, current portion                   6,440           -
   Inventories                                     2,117,921     457,950
   Prepaid Expenses                                5,540,090      43,584
   Deferred Compensation, current portion            111,822           -
                                                  ----------    --------

Total Current Assets                              $9,584,096     959,731

PROPERTY AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                         $1,433,327  $1,092,730


OTHER ASSETS
   Patents (less accumulated amortization
     of $96,264 and $53,000 respectively)         $  326,513    $349,147
   Notes Receivable, less current portion            162,545     183,029
   Deferred Compensation, less current portion       633,131         -
   Other Assets                                        9,261         975
                                                  ----------    --------

Total Other Assets                                $1,131,450    $533,151

TOTAL ASSETS                                     $12,148,873  $2,585,612


                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                        F/K/A RGB COMPUTER & VIDEO, INC.
                          CONSOLIDATED BALANCE SHEETS
                         AS OF SEPTEMBER 1998 AND 1997
                         -----------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                  1998          1997
CURRENT LIABILITIES
 Notes Payable, current
  portion                    $          0   $    80,649
 Accounts Payable                 577,330       558,366
 Accrued Compensation             111,822             -

Total Current Liabilities    $    689,152   $   603,954

LONG TERM LIABILITIES
---------------------
 Notes Payable, less
  current portion            $          0   $    37,996
 Notes Payable-Debentures               0       430,000
 Accrued Compensation,
  less current portion            633,131             -
                             ------------   -----------

Total Long term Liabilities  $    633,131   $   463,564

TOTAL LIABILITIES            $  1,322,283   $ 1,102,579


SHAREHOLDERS' EQUITY
 Common Stock, $.01 par
  value,
   20,000,000 shares
   authorized, 13,609,957
   and 6,972,647 shares
   issued and
   outstanding, in 1998
   and 1997 respectively,
   of which 1500 shares
   were held in treasury.    $    136,099   $    69,726
 Capital in Excess of Par      26,537,375    10,239,164
 Accumulated Deficit          (15,846,884)   (8,825,857)

TOTAL SHAREHOLDERS' EQUITY   $ 10,826,590   $ 1,483,033


TOTAL LIABILITIES & EQUITY   $ 12,148,873   $ 2,585,612

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                      COMMON STOCK
                             --------------------------     PAID-IN
                                SHARES        AMOUNT        CAPITAL     DEFICIT           TOTAL
                             ------------   -----------   ----------  ------------      ---------
Balance - December 31, 1996     5,655,255        56,553    9,167,898    (8,092,067)     1,132,384

Issuance of common stock in
 connection with conversion
 of debentures                  2,147,247        21,472      985,671                    1,007,143

Issuance of common stock in
 connection with severance
 agreement                         30,000           300       78,450                       78,750

Issuance of common stock in
 connection with repayment
 of loans to major
 shareholder                      102,012         1,020      198,980                      200,000

Issuance of common stock to
 suppliers and service
 providers                        169,486         1,695      370,653                      372,348

Issuance of common stock to
 offshore investors             1,683,077        16,830    3,033,170                    3,050,000

Issuance of common stock to
 an officer upon exercise
 of stock options                 200,000         2,000       69,200                       71,200

Contributed capital                                        2,752,094                    2,752,094

Net loss                                                                (5,264,606)    (5,264,606)
                             ------------   -----------  -----------  ------------     ----------

BALANCE - DECEMBER 31, 1997     9,987,077        99,870  $16,656,116  $(13,356,673)    $3,399,313

Issuance of common stock to
 offshore investors               250,000         2,500      497,500                      500,000

Issuance of common stock to
 2 consultants upon
 exercise
 of stock options                 160,000         1,600      398,400                      400,000

Issuance of common stock to
 2 director/employees upon
 exercise of stock options        137,000         1,370       12,330                       13,700

Issuance of common stock in
 connection with a
 marketing agreement               25,000           250       68,500                       68,750

Issuance of common stock in
 connection with
 exercise of warrants           2,000,000        20,000    3,979,998                    3,999,998

Issuance of common stock in
 in connection with
 distributor agreement          1,000,000        10,000    2,990,000                    3,000,000

Issuance to landlord for
 payment of Rent                   50,880           509       46,131                       46,640

Issuance of warrants in
 connection with
 distributor agreement                                     1,888,400                    1,888,400

Net Loss                                                                (2,490,211)    (2,490,211)

BALANCE  SEPTEMBER 30, 1998    13,609,957       136,099   26,537,375   (15,846,884)    10,826,590


                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       F/K/A RGB COMPUTER & VIDEO, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                         AS OF SEPTEMBER 1998 AND 1997
                         -----------------------------



                                      Three Month Period         Nine Month Period
                                       Ended September 30        Ended September 30
                                         1998        1997           1998        1997

REVENUE

Revenue                               $472,333      $5,010       $1,705,793    $38,531

Cost of Sales                          636,825       2,005        1,378,828     21,210
                                     ---------      ------         --------    -------

Gross Profit                         $(164,492)     $3,005         $326,965    $17,321


EXPENSES
--------

Selling, General and Administrative
  before expenses relating to
  Capital Raising                     $632,940    $273,645       $1,249,338    634,476

Depreciation                            52,599      29,962          156,483    116,635
                                      --------     -------       ----------    -------


NET (LOSS) before
   Capital Raising                 $  (850,031)  $(300,602)     $(1,078,855) $(733,790)

(LOSS) PER COMMON SHARE
   before Capital Raising                 (.06)       (.04)            (.08)      (.12)

Expenses relating to
   Capital Raising                 $   537,181           -      $ 1,411,335          -

NET LOSS                           $(1,387,212)  $(300,602)     $(2,490,190) $(733,790)

(LOSS) PER COMMON SHARE                   (.10)       (.04)            (.20)      (.12)

Weighted Average number of common
 shares outstanding                 13,609,957   9,972,647       12,429,394  6,136,393



                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                      1998         1997
                                                                  ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                   $(1,387,212)  $(733,790)

   NET (LOSS)                                                      (1,387,212)   (733,790)
                                                                  -----------   ---------

Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
 Depreciation and amortization                                        156,483     116,635
 Change in assets and liabilities:
   Decrease (increase) in accounts receivable                        (482,137)      4,530
   (Decrease) increase in allowance for bad debts                           -       2,504
   Increase in prepaid expenses                                    (6,729,889)    (22,473)
   Decrease in prepaid expenses                                     1,210,998           -
   Increase in inventories                                         (1,770,239)      8,730
   Decrease in deferred compensation                                  335,460           -
   (Decrease) increase in accounts payable                             78,583    (278,036)
   Increase in accrued liabilities                                  1,100,000           -
   (Decrease) in accrued liabilities                                 (900,102)          -
   Increase (Decrease) in Prepayments                              (1,100,000)          -
   Automobile transferred pursuant to consulting agreement                  -      22,734
   Issuance of stock for advertising services                          68,750           -
   Issuance of warrants pursuant to distribution agreement          1,888,400           -
   Issuance of stock in settlement of Accounts Payable                 46,640           -
   Issuance of stock pursuant to distribution agreement             3,000,000           -
                                                                  -----------   ---------

   NET CASH USED IN OPERATING ACTIVITIES                           (4,484,265)   (879,166)
                                                                  -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in current portion of note receivable            14,508      16,813
   Payments for the purchase of equipment                            (420,681)   (177,859)
   (Increase) decrease in Other Assets                                 (7,111)          -
   (Decrease) in notes payable                                       (121,760)          -

   NET CASH PROVIDED BY INVESTING ACTIVITIES                         (535,044)   (161,046)
                                                                  -----------   ---------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (CONTINUED)


                                                         1998         1997
                                                     ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                 500,000    1,405,000
 Principal payments on borrowings/capital leases              -       (1,436)
 Issuance of stock upon exercise of warrants          3,999,999            -
 Issuance of stock upon exercise of options             413,700            -
                                                     ----------   ----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES          4,913,699    1,403,564
                                                     ----------   ----------

 Net increase (decrease) in cash and equivalents       (105,610)     363,352

 Cash and equivalents at beginning of year            1,426,410       88,956
                                                     ----------   ----------

 Cash and equivalents at end of period               $1,320,800   $  452,308
                                                     ==========   ==========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

 Cash payments for interest                          $    4,420   $      212
                                                     ===========  ==========

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10-KSB for the year ended December 31, 1997. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1997, has been omitted. The results of operations for the nine-month period ended September 30 1998 are not necessarily indicative of results for the entire year ending December 31, 1998.


NOTE 2 -  CASH AND CASH EQUIVALENTS

       Cash and cash equivalents comprised the following as of September 30, 1998 and 1997.

                                   1998                   1997
                                ----------             ---------
               Cash in banks    $1,320,800              $452,308
                                ==========              ========


NOTE 3 -   INVENTORIES

       Inventories are comprised of the following as of September 30, 1998 and 1997:


                                    1998       1997
                                 ----------  ---------

               Finished Goods    $  317,637   $199,813
               Raw Materials      1,750,284    182,597
               Supplies              50,000     75,540
                                 ----------   --------
                  TOTAL          $2,117,921   $457,950
                                 ==========   ========

NOTE 4 - PREPAID EXPENSES

       Prepaid expense is comprised of the following as of September 30, 1998 and 1997:


                                               1998        1997
                                            -----------  --------

       Agreement and Warrant expenses         2,076,705         -
       Prepaid marketing and advertising      3,336,589         -
       Deposit on patent costs                   93,000         -
       Prepaid show expenses                          0    23,767
       Prepaid insurance                         32,796     2,876
       Prepaid other                              1,000    16,941
                                             ----------   -------

                  TOTAL                      $5,540,090   $43,584
                                             ==========   =======


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

NOTE 5 -  PROPERTY AND EQUIPMENT

       Property and equipment is comprised of the following as of September 30, 1998 and 1997:

                                           1998        1997
                                        ----------  ----------

       Equipment                        $  439,407  $  374,260
       Furniture and fixtures               51,578      52,997
       Tools and die                     1,551,778   1,046,481
       Software                             39,359      37,214
       Leasehold improvements               11,436      11,436
                                        ----------  ----------
            TOTAL                        2,093,558   1,522,388

       Less accumulated depreciation       660,231     429,658
                                        ----------  ----------

            TOTAL                        1,433,327   1,092,730
                                        ==========  ==========


NOTE 6 -   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses are comprised of the following as of September 30, 1998 and 1997:

                                            1998       1997
                                          ---------  ---------

          Accounts payable                 $577,330   $558,366
          Accrued compensation-current      111,822          -
          Prepayments                             -          -
                                           --------   --------

            TOTAL                          $689,152   $558,366
                                           ========   ========

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



NOTE 8 - SUBSEQUENT EVENTS



       In October a form RW, for the withdrawal of the Form S-1, was filed with the SEC.