Form 10KSB
period 1998-12-31
SAF T LOK INC
filed 1999-04-15
CIK 902056

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-KSB

Mark One:
     [X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934.

                  For the fiscal year ended December 31, 1998

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

            1101 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA 33407
                          Telephone No. (561) 478-5625
--------------------------------------------------------------------------------


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in the form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Company's revenues for its fiscal year ended December 31, 1998 were
$1,652,469

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $17,946,202 based upon the average bid and asked prices of such stock on March 31, 1999 as reported on the NASDAQ SmallCap Market.

On March 31, 1999 there were 13,749,957 shares of the registrant's common stock outstanding.

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

     This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of material fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, risks detailed in the Company's Securities and Exchange Commission filings.


                                     PART I

                      ITEM 1.  DESCRIPTION OF THE BUSINESS

GENERAL

Saf T Lok Incorporated (the "Company") through its subsidiary Saf T Lock, Corporation, designs, develops, manufactures and distributes patented and proprietary safety locks for guns.

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

STL had been organized in 1989 by Franklin W. Brooks to develop a proprietary gun locking device. From 1989 until February 1996, STL, as a privately held company, was a development stage company focused on developing the Saf T Lok(R) gun lock and did not have revenues.

THE GUN LOCK BUSINESS

GENERAL

The business of the Company is to design, develop, manufacture, and market proprietary combination gun locks to reduce the possibility of unauthorized use of firearms, including unintentional discharge by children and assailants. The Company's two product variations, the Grip Lock and the Magazine Lock are easily installed, removed and operated by consumers.

As a development stage entity, STL was engaged in product and market research and development from its incorporation in 1989 until its merger with the Company. STL dedicated six years to confirming the initial Saf T Lok(R) Grip Lock concept and then developing and refining a prototype product that it could use to demonstrate the appearance and functionality of its product to consumers and retailers. Conceived in late 1996, the first Magazine lock prototype was developed and produced in 1997. After several refinements, production and shipments of the first Magazine Locks commenced in June 1998.

Product development of the Saf T Lok(R) gun locks included handgun dealer and customer comments and suggestions concerning product design, appearance, operation, and use. After intensive assessment of component composition, manufacturing costs, and projected retail pricing, the Company believed that the Saf T Lok(R) would meet a serious need in the marketplace.

THE INITIAL PRODUCT - THE SAF T LOK(R) GRIP LOCK

The Saf T Lok(R) Grip Lock is a mechanical combination lock that attaches to a handgun. When unlocked, it does not hamper or interfere with the use of the gun. When the Saf T Lok(R) Grip Lock is engaged, it locks the "safety" in the "no fire" position, blocking the normal operation of the gun and preventing the gun from being fired. Guns without safeties are locked using the basic Saf T Lok(R) Grip Lock to block operation of other internal gun components. There are no keys, batteries or other gadgets to lose or fail. The body of the lock is positioned under and concealed by the gun grip. The combination mechanism is located at the top of the grip, where it is easily accessible. Installation of the Saf T Lok(R) Grip Lock requires no modification to the gun for which it is designed. It is mounted on a plate placed under the gun's grip. The lock is installed by removal of the grip, insertion of the mounting plate and replacement of the original grip with custom rubber grips supplied with the Grip Lock. When locked, the Grip Lock engages an interlock on the mounting plate and cannot be removed without special tools or damage, even if the grips are removed.

To lock the gun, the operator needs only move the safety slide backward with one finger while moving the reset slide forward with another finger. The need for this simultaneous action eliminates the possibility of accidental locking. The gun may be in a loaded condition when the operator locks the gun.

To unlock the gun, the operator enters the combination by depressing each of three individually programmed buttons the correct number of times, in any order, which can be undertaken without the need to look at the gun or the lock. The lock can be released in about three seconds while holding the gun in the firing position.

Although each lock comes with a preset combination, the user may change the combination. The Company markets combination changing kits separate from the lock and mounting hardware.

The Grip Lock is designed to ensure reliable operation and long lock life under firing conditions. The casing is designed to prevent sand and dirt infiltration. The lock mechanism's nickel plated zinc alloy composition makes it highly corrosion resistant. The design and layout of the mechanical parts shunt forces from firing recoil and mishandling to the lock casing, diminishing the potential for small parts breakage. The Grip Lock has been mechanically cycled through 36,525 openings and closings without failure or indication of wear. This is the equivalent of one use per day for 100 years. It was subjected to the firing of 5000 rounds while mounted on a .45 caliber semi-automatic pistol without problem. The Grip Lock has also passed numerous tests for impact resistance and immersion in corrosive liquids and dirt.

THE SECOND PRODUCT - THE MAGAZINE LOCK

Historically, handguns have been made with a metal frame, which requires an expensive multi-step machining process. In the late 1980's an Austrian gun manufacturer revolutionized the field by introducing plastic frame, semi-automatic pistols. The plastic frame guns are lighter and can accommodate higher capacity cartridge magazines. Law enforcement agencies worldwide embraced the new design, which reportedly now accounts for over 60% of the police handgun market in the U.S. Virtually all gun manufacturers soon thereafter entered the field of polymer frame pistols, resulting in the redesign of traditional pistols to accommodate high capacity magazines through enlargement of gun handles.

One piece molded plastic gun handles have no grips or screw holes to which the Grip Lock mounting plate can be attached. Mr. Brooks consequently proceeded to invent a magazine mounted Saf T Lok(R) as the Company's second product.

The Magazine Lock is a precision miniaturized, all mechanical, combination lock that functions the same as the Grip Lock. It has two buttons that function in both directions, yielding 10,000 combinations. The Magazine Lock is housed in the bottom of the magazine, occupying the space of four to six cartridges depending on the caliber. Otherwise, the magazine functions the same in feeding cartridges as a magazine without the lock. The user installs the Magazine Lock merely by inserting the Saf T Lok(R) magazine into the gun. A lever runs from the lock, up the side of the magazine. When the lock is in the locked position, the lever will engage the trigger bar or another part of the firing mechanism, and either pull it away from the sear mechanism or block its movement as necessary and appropriate. A second lever locks over the trigger bar or frame preventing the magazine from being removed.

When the four-digit combination is entered with the lock buttons and the manual safety is turned, the lock snaps open allowing the levers to be disengaged. The gun can then be fired or the magazine removed.

Magazine Lock shipments commenced in June 1998 with four Glock models followed shortly thereafter with two more Glock models and two Beretta models. Three popular Sig Sauer pistol models are expected to be available for shipping in April 1999 to be followed by four Smith & Wesson models.


THE MARKET

Many reported injuries and deaths from the accidental discharge of firearms involve guns purchased for protection and stored loaded at home. According to statistics provided by the American Firearms Industry on its website, half of all U.S. households have at least one gun. According to a 1998 survey by the Center to Prevent Handgun Violence, it has been estimated that nearly 1.2 million latch key children have access to loaded and unloaded guns. A May 1997 study sponsored by the National Institute of Justice showed that 55% of all handgun owners keep their guns loaded and that 34% of handgun owners keep their handguns loaded and unlocked. According to unpublished data from the Vital Statistics System, one child is killed and at least thirteen more are injured in unintentional shootings each day in the U. S. Furthermore, police officers and military personnel as well as individual gun owners are at risk of being shot by their own weapons grabbed by assailants.

The American Firearms Industry, a trade association, estimates that there are 60-65 million handguns in the United States and that there are 30-35 million handgun owners in the United States. According to Bureau Of Alcohol, Tobacco and Firearms and Department of Commerce data as reported by the American Firearms Industry, for the years 1992-1996, an average of 2,816,000 new handguns were sold annually in the United States.

The market for the Company's products consists of both new and previously manufactured handguns in the United States (the "retrofit market"). The most recent National Directory of Law Enforcement Agencies indicate that there are over 13,500 police and sheriffs departments in the United States, representing over 615,000 sworn officers. It is estimated there are an additional 225,000 or more officers in federal, state and private agencies. This Law Enforcement segment of the market is estimated to have over 1,000,000 handguns in use, and to purchase over 250,000 new handguns yearly. These handguns are generally stored in the home ready for immediate use when these law enforcement officers are off duty.

The Consumer segment of the market consists of non-law enforcement handgun owners who bought or are planning to buy guns for home defense and self - protection. Each year, on average, they purchase 2,566,000 handguns to add to the 60 to 65 million that have previously been purchased. Consumers purchasing handguns must do so from federally licensed dealers, thus the consumers must be served through the approximately 12,000 licensed firearms dealers in the U.S.

The market is being driven toward greater use of gun safety products by a combination of forces: Presidential mandate, growing public concern for gun safety, a number of lawsuits against gun manufacturers and gun users, and increasing state and local legislation and regulatory activity.

President Clinton, in his February 1997 State of the Union Address, urged passage of child safety lock legislation. Following that, in March 1997 President Clinton directed all federal agencies to equip their handguns with child safety locks. Those agencies complied using a variety of then available products, mostly trigger locks and padlocks. The Company believes that a number of federal agencies are actively evaluating Saf T Lok(R) gun locks. See ---- "Product Distribution".

The Company believes that federal agencies' use of gun locks - whether it be the Company's products or trigger locks and padlocks - will establish that safety locks on guns (even if limited to off duty use) makes guns safer without compromising the effectiveness of the gun for law enforcement purposes. The Company further believes that state and local law enforcement agencies, in turn, will commence use of gun locks, either through voluntary actions, legislative mandate or by financial losses associated with lawsuits against them. In a landmark case, the City of Chicago, Illinois was recently assessed damages of $1.575 million for negligent storage of a firearm by an off duty police officer.

A number of law enforcement agencies such as the cities of Boston, Massachusetts, Orland Park, Illinois and Key Biscayne, Florida as well as The Harvard University Police & Security Department and the Cumberland County North Carolina Sheriff's Dept. have evaluated and purchased Saf T Lok(R) locks for mandatory use by their entire departments.

The Company has identified its target market as the "self protection" gun market, which almost exclusively consists of handguns. These guns are used predominately for household protection or personal carry self-protection, including law enforcement. The Company believes that the greatest demand for Saf T Lok(R) gun locks will come from this market, and that this market is willing to pay the price for a lock with the benefits conveyed by Saf T Lok(R). Those who don't want their gun loaded and instantly available will probably opt for less expensive devices. Excluded from this market category are large caliber hunting guns and small caliber target guns that either by their larger size or lack of adequate power are not usually used for self-protection. The Company's market does not include the cheaper, small caliber, "Saturday Night Special" category of handguns, as the Company's products might well cost more than the gun itself.

Upon completion of the Saf T Lok(R) models for the Sig Sauer and Smith &
Wesson brands, together with the models the Company has already begun marketing, the Company's Grip Locks and Magazine Locks will fit almost 40% or over 900,000 of the new handguns sold each year and, with respect to the retrofit market, almost 30% or over 19,000,000 of the handguns ever sold in the United States. Within the Company's target market, Saf T Lok(R) gun locks will then fit approximately 66% of the new handguns sold each year and 76% of the guns in the retrofit market.

MANUFACTURING

The Company minimizes overhead by subcontracting the component manufacturing of the gun lock parts to specialists: die manufacturers cast the lock components, a grip manufacturer injection molds gun grips to house the Grip Lock components. The Magazine Lock tube and levers are currently being manufactured by a well-known magazine manufacturer. The Company assembles the gunlocks in-house. After quality assurance testing, packaging, and handling, the Saf T Lok(R) is ready for distribution. The Company has demonstrated its capability to assemble and ship over 5,000 locks per week and has the ability to ramp up production to approximately 10,000 units per week if needed.

Parts are die cast in zinc alloy, then nickel-plated for additional strength and lubricity. The lock housing is cast with channels to hold the individual components. Assembly requires the lock parts to be inserted in the housing in a particular order such that the lock cannot be improperly assembled.

The lock and its parts are designed so that they could easily be integrated into the handgun design and manufacturing process if desired by the handgun manufacturer.

The Company believes that an ample supply of the raw materials used in the manufacture of its products is available from numerous sources at reasonable prices.

PRODUCT DISTRIBUTION

In 1996, the Company began marketing the Grip Lock. The Company advertised in certain gun magazines in order to create demand from end users. The Company believed that this demand would "pull" the Saf T Lok(R) gun locks through the gun dealers and that gun dealers would then actively promote the sale of Saf T Lok(R) gun locks. While the Company signed up more than 1,350 gun dealers and locksmiths in the United States, sales were disappointing, primarily because (i) the law enforcement market was rapidly switching from revolvers to semi-automatic models for which the Company had not yet developed locks; and (ii) the Company lacked the resources for a sustained advertising campaign.

Seeing a need for a different type of lock to appeal to law enforcement, Frank Brooks invented the Magazine Lock. All resources were devoted to development of the Magazine Lock, delaying any further promotional efforts until the product line was completed. Nearing completion of the Magazine Lock and lacking adequate funds to develop the consumer market the Company split its marketing effort into two portions, the retail consumer market and the law enforcement market. In early 1998 the Company entered a three-year distribution agreement with United Safety Action ("USA")with respect to consumer marketing. (See ----"Distribution Agreement")

In June 1998, Saf T Lok(R) became the only gun locking device endorsed by the FRATERNAL ORDER OF POLICE (FOP), the most prominent police labor organization in the country with over 272,000 members.

The Company pays an annual licensing fee of $25,000 for a listing in the FOP catalog.

Saf T Lok(R) has been endorsed as "one of the most important advancements this century in firearm safety" by the SAFE AND VAULT TECHNICIANS ASSOCIATION, the premier organization for security professionals.

Recent independent evaluation by the INSTITUTE FOR POLICE RESEARCH, a branch of the International Union of Police Associations, AFL-CIO, concluded with a strong recommendation for Saf T Lok(R) as well as a comment on trigger locks that they "found to be of very little value".

Prior to purchasing Saf T Lok(R) gun locks for off-duty use by its officers, the Boston Police Department had the devices field evaluated by seventy-seven of their officers with 97% rating the lock easy to use.

Through sales to prominent law enforcement agencies, the Company intends to seek other endorsements in order to create market awareness and market acceptance for both the Grip Lock and the Magazine Lock.

In March of 1999, the U.S. General Services Administration (GSA), the purchasing arm of the Federal government, awarded the Company a five-year contract for the Company's products. The contract with the GSA's Federal Supply Service runs from March 1, 1999 through February 29, 2004. The contract allows Federal law enforcement and other agencies in all fifty states, Washington D.C., Puerto Rico and the Virgin Islands to procure Saf T Lok (R) gun locks. Federal agencies will be able to order Saf T Lok(R) handgun safety locks electronically on the Internet through GSA Advantage, a menu-driven database system. The contract, however, does not require the government to purchase any of the Company's products.

The Company is also conducting a lobbying effort at the federal level in order to inform legislators involved in gun control and safety legislation of current gun safety issues.

The initial marketing strategy for the Magazine Lock is to focus on law enforcement agencies at the federal, state and local levels for multi-unit sales. The Company believes, based on trade association meetings it has attended, that the law enforcement agencies are interested in purchasing large quantities of the Magazine Lock to equip their officers. However, the Company realizes that substantial purchases by such organizations often have a long purchase cycle where the decision to purchase must first be made, the budget for the purchase must then be approved and funds must be allocated for this purpose. This purchasing process can take one year or more depending on the budgeting cycle for these organizations.

The Company has signed up several independent sales representatives and law enforcement equipment distributors to solicit the law enforcement agencies. In some cases, the Company will use employees to directly solicit these agencies. The Company intends to expand its use of distributors and sales representatives.

Law Enforcement sales are proceeding in the right direction albeit slowly, as one would expect when selling to governmental bodies. The retail market is has not yet developed its potential, with the political atmosphere compounded by legal and legislative conflict. Six cities, New Orleans, Chicago, Miami, Atlanta, Cleveland and Bridgeport, CT., have already filed suit against the gun manufacturers for producing unsafe weapons or for irresponsible sales tactics. More are likely to follow. The gun manufacturers and the National Rifle Association have taken a strong stand in opposition to any form of gunlock legislation, equating the issue with the highly emotional issue of gun control and confiscation. Saf T Lok(R) has been featured in several prominent TV and newspaper articles as having the best answer to handgun safety but suffering constant snubs from the gun manufacturers who claim that no technology exists to reasonably make guns safer. Saf T Lok(R) was called to testify for the plaintiff in a trial in California against Beretta. Even though Saf T Lok(R) did not testify and Beretta prevailed, Saf T Lok(R) has been thrust into the role of the enemy by the gun manufacturers. This is not likely to cause the gun manufacturers to warmly embrace Saf T Lok(R). Thus, the picture is too cloudy to predict with any degree of certainty what will happen to retail sales in 1999. The only safe course it to presume that retail sales will develop slowly until legislative efforts and public pressure force the gun manufacturers to act more responsibly about gun safety.

Nevertheless, the Law Enforcement segment of the gunlock market is believed to be large enough to have the potential for the Company to achieve a sustainable level of sales. The Company will continue to aggressively pursue this market segment and use it as a springboard to attack the retail market.

In the retail market, the suggested selling price of the Grip Lock is $69.95 and the Magazine Lock is $89.95. The Company believes the average price of a new handgun is approximately $300 to $400. Thus, the purchaser of a new handgun has to be seriously motivated about gun safety in order to add about 25% to the price of the handgun. Likewise, the person who has owned a handgun for several years must make a serious economic decision to add a Saf T Lok(R) gun lock to his handgun in order to provide the type of safety protection offered by the Saf T Lok(R). Thus, it could be several years before consumer sales of the Grip Lock or the Magazine Lock develop to any significant degree.


DISTRIBUTION AGREEMENT

On February 10, 1998, the Company accepted a purchase order from an independent wholesaler, D&W Enterprises, Inc. ("D&W") for the purchase of $6,000,000 of the Company's gun locks and received a $1,000,000 advance payment on the purchase order. The wholesaler is a well-established business, but has no prior experience selling gun locking devices. The terms of the purchase order provided that $1,000,000 worth of gunlocks were to be shipped within 120 days of the purchase order. Upon the delivery of the first $1,000,000 of gunlocks under the purchase order, the Company was to receive another advance payment of $1,000,000 for the next $1,000,000 worth of gunlocks with deliveries to take place at the rate of approximately $625,000 per month. Thereafter, deliveries of gunlocks were to be on a net 30-day payment basis. After a total of $2,000,000 worth of gunlocks would have been shipped, the balance of the purchase order was to be shipped on an as needed basis at the rate of approximately $625,000 per month.

On February 11, 1998, the Company entered into a distribution agreement (the "Distribution Agreement") with a newly formed distribution company, referred to as USA and not affiliated with the Company, for the sale and purchase of $20,000,000 of the Company's Grip Locks and Magazine Locks over a period of three years from the date of the Distribution Agreement. Deliveries for the first $7,000,000 of this order were specified to take place throughout the first year (the "Initial Order"). Following fulfillment of the obligations under the Initial Order of the Distribution Agreement, USA could terminate the agreement, without cause, and cancel any orders pending that have not been shipped upon 90 days prior written notice. The purchase order from the wholesaler described above satisfies and takes the place of $6,000,000 of the Initial Order under the Distribution Agreement. Subsequent to the Company's fulfillment of the Initial Order, USA could provide releasing orders to the Company for the purchase and delivery of the remaining $13,000,000 of gun locks pursuant to the Distribution Agreement.

The Distribution Agreement provides that, while the Distribution Agreement is in effect, USA has the exclusive right to sell the Company's products throughout the world to wholesalers, retailers and end users except for law enforcement agencies, governmental entities, military organizations and original equipment manufacturers ("OEM"s) (such as gun manufacturers).

USA was obligated to create and place certain types of advertising pursuant to an advertising plan to be approved by the Company for a total of $5,000,000 over the first two years. In connection with the Distribution Agreement the Company has delivered to USA 1,000,000 shares of its common stock which the Company valued at $3,781,000 based on a fair market valuation at the close of business on the day prior to the issuance. USA has pledged this stock to the Company as security for the USA's obligation to place the advertising. As USA meets its obligation to place advertising, the Distribution Agreement calls for the Company to release pledged shares to USA at the rate of one share for each $5.00 of advertising placed by USA. It is USA's obligation to pay for this advertising.

In connection with the Distribution Agreement, on February 11, 1998, the Company entered into an agreement with Atom Corp. ("Atom"), Danvers Investment Corp. ("Danvers") and Amexcorp Limited ("Amexcorp"), which were the designees of the parties who introduced the Company to USA and D&W, granting the three companies stock purchase warrants for a total of 2,000,000 shares of common stock with an exercise price of $5.00 per share and a term of five years. These companies were instrumental in assisting the Company in finding the Wholesaler and USA.

In addition, and in connection with the Distribution Agreement, on February 11, 1998, the Company entered into a commission agreement with Empire Consulting Limited, Inc. ("Empire") for helping the Company structure the transaction with USA. This commission agreement provides for Empire to receive a 15% commission from the sale of the products in accordance with the Distribution Agreement and a 15% fee upon the exercise of the stock purchase warrants described above.

USA did not satisfy its obligations with respect to the initial order and has not commenced placing the required advertising. The Company is currently negotiating with USA to terminate the distribution agreement, cancel the 1,000,000 shares of common stock of the Company issued to USA, and cancel the Empire Consulting Agreement and warrants agreements entered with Atom, Danvers and Amexcorp. There can be no assurance, however, that these negotiations will result in a final agreement acceptable to the Company, in which event the Company will consider initiating litigation against USA for breach of the Distribution Agreement.


COMPETITION

The Company's products compete with lock boxes, trigger locks, cable locks, ring locks and smart locks. Many of these products are more widely known and less expensive than the Company's products.

Trigger Locks / Cable Locks
---------------------------

Because they were the first widely available commercial gunlock, trigger locks are most commonly known to consumers. The first trigger lock was marketed by Master Lock Company and contains a built-in key lock. Some more recently offered versions of locking devices use combination padlocks or combination built-in locks. These combination locks are actuated by turning three wheels with numbers visible on the edge of the wheel. When the numbers are properly lined up the lock can be opened. Turning the wheels can be difficult and proper alignment is difficult to accomplish quickly or in the dark. Others contain an electronic lock, which is always subject to inopportune battery or electronics failure. Another very inexpensive trigger lock has no lock at all but clamps on the trigger guard by turning a simple security nut.

All trigger locks have the common failing that they cannot be opened quickly and are not recommended for use on a loaded weapon. To use the gun the key must first be located (or the combination entered) and the gun must then be loaded before firing, consuming precious time when the gun is needed most quickly. Securing a keyed lock from a child is difficult since a key that is hidden where it can easily be found when needed, weeks or months later, may be easy for the curious child to find. Conversely, locks that are not easy and convenient to use often fall into disuse.

Similar drawbacks are also inherent in cable locks, plug rod locks and hammer locks that all use similar locking mechanisms.


Magnetic Ring Locks
-------------------

These devices are contained in the frame of the handgun under the grip and have a lever or levers that block the firing action of the gun. The gun remains locked until a properly oriented magnet, usually contained in a ring worn on the user's finger, is put near the magnet in the locking mechanism. The opposing or attracting forces of the two magnets cause the locking lever to move out of the way, allowing the gun to be fired. The passive locking concept is a desirable feature of this type lock. However, these devices require modification to the gun and must be installed by a gunsmith at an approximate cost of $350 to $400 per gun. The gun owner is required to wear a rather unattractive magnet ring at all times in which he may want to use his gun. Also, because the ring magnet must be properly aligned with the magnet in the gun for the device to work, fit can be difficult because of the wide difference in the sizes of people's hands. These devices are currently available only for a limited number of handgun models and, while having been available for a number of years, have not gained any significant market share.

Box Locks
---------

Box locks and gun safes are effective security devices in limiting access to guns. However, they have a number of drawbacks, not the least of which is price. The most inexpensive models retail for about the same price as Saf T Lok(R) gun locks. Various makes and models have key locks, combination locks or electronic locks, all of which have the same inherent shortcomings as they do when used on other types of gun security devices. Gun boxes can be problematic because of their size and general unattractiveness to fit in with household decor. This often results in the gun not being near the point of use.

"Smart Locks"
--------------

These are electronic locks that "read" a coded device worn by the user, similar to a proximity reading device found in some security door locks. They are very expensive and questions have been raised related to their ruggedness and reliability. To the best of the Company's knowledge they are not yet commercially available and will have to overcome a number of drawbacks before being accepted for use by most gun owners. While these devices may have some applications of a very limited scope the Company does not consider these devices to be a competitive threat, especially for the retrofit market.

There has been some publicity concerning gun locks that can validate the authorized user by reading his fingerprints. The Company has investigated this technology and has found that, to the best of its knowledge, it can not yet be adapted to meet the specific needs of handgun use.

The Company believes that the advantages of its products over competing products are that Saf T Lok(R) can be used on a loaded gun, can be disengaged within seconds, can be operated by touch, even in the dark, and needs no keys or electronics.

For home protection Saf T Lok(R) provides the gun owner with instant accessibility to the gun. This is the distinct advantage that Saf T Lok(R) has over other devices such as the trigger lock. The person who keeps a gun for home protection needs to be able to use the device; he does not want to be looking for keys, loading a gun or dealing with dead batteries while confronting an intruder. The Saf T Lok(R) eliminates such delays. The operator just has to use the combination to disengage the lock.

The advantages afforded the civilian gun owner in the use of the Saf T Lok(R) also apply to each law enforcement officer who uses a gun. With the Saf T Lok(R) installed on his weapon, the officer can feel better about keeping his loaded, but locked, gun in the home while he is off duty. The concern every officer has about the gun falling into the hands of the wrong person, whether a child or a suspect, can be alleviated with use of the Saf T Lok(R).

Retail prices of gun locks run from the $5-$20 range for low-end items such as trigger locks to several hundreds of dollars for gun boxes to thousands of dollars for the sophisticated high-tech models not available to the general public. The Saf T Lok(R) is moderately priced at $69.95 for the Grip lock and $89.95 for the Magazine lock.

While the Company will aggressively protect its products from infringement, it may be possible for others to copy the patented features of the Company's products or the functions they serve. The Company expects that competitors will attempt to develop comparable products, possibly reducing the Company's sales or profit margins or both. The Company's business strategy emphasizes increasing consumer awareness of its products as well as enhancing brand name recognition. The plan is to first gain credibility through sales to law enforcement agencies and then capitalize on that credibility to obtain favorable exposure through the news media, influencing both political and public pressure to make the availability and use of guns safer. Competitors such as Master Lock Company, maker of a trigger lock, are larger, better capitalized companies with existing distribution channels.

The Company's products will also compete at the retail store level for shelf space, advertising space, and promotional displays.


GOVERNMENTAL REGULATION

Although the sale and use of handguns is heavily regulated, the Company and its products are not subject to specific governmental regulation at the federal or state levels. In the event federal or state legislatures mandate the use of gun locks, demand for the Company's products may increase.

EMPLOYEES

Including its executive officers, the Company had fourteen full time employees as of December 31, 1998. None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

The Company owns eight U.S. patents granting broad protection for both the Grip Lock and the Magazine Lock. The patents are also protected in 21 European countries. These patents cover locks for revolvers, long arms and semi-automatic pistols and extend coverage to externally mounted locks which act on a gun's external safety mechanism to block operation and the incorporation of a lock into a gun's grip assembly, into a magazine, and the use of an adapter plate to mount a lock. Franklin W. Brooks, the inventor, has assigned the patents to the Company.

Patents were obtained or applied for sequentially during the development period of the lock. The attributes and function of the whole locking system for a gun utilize coverage from all patents. Together the issued and pending patents cover a variety of ways of locking a variety of firearms. The issued patents, dated January 29, 1991 through July 20, 1998 are: 4,987,693; 5,229,532:
5,335,521; 5,090,148; 5,140,776; 5,408,777; 5,457,907; 5,782,029. As a
continuation of U.S. Patent # 5,782,029 the Company has filed patent application numbers SN 09/188,587 and SN 09/237,218 pertaining to a firearm safety mechanism having a self-contained locking mechanism incorporated into the magazine of a semi-automatic pistol which inhibits use of the firearm when a locking mechanism disarms the firing mechanism as well as locking the magazine in position so as to prevent unauthorized replacement. The firearm can be locked against unauthorized use and unlocked by an authorized user without resort to external accessories.

The Company's patent numbers are permanently molded into the Grip Lock adapter plates and lock housings and are being permanently affixed to a visible part of the Magazine Lock in order to give warning to potential infringers.

On January 20, 1998 the Company received Registration Number 2,131,422 from the United States Patent Office for its logo "Saf T Lok(R)".

In May 1998 the Company received trademark registration for the terms "Personalized Handgun" (TM) and "Personalized Firearm" (TM).

The Company has applied for trademark protection of its logo "Lock for Life(TM)".


RESEARCH AND DEVELOPMENT

During the fiscal years ended December 31, 1998 and 1997, the Company spent $29,946 and $311,895 respectively for research and development with respect to its gun lock products.


FINANCIAL INFORMATION. The information with respect to the Company's revenues, operating profit or loss and assets attributable to the Company's business is contained within the Financial Statements set forth on pages F-1 to F-32 herein.


                        ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 12,000 square feet of office, assembly and warehouse space in West Palm Beach, Florida, at an annual rental of $87,000. The lease term is through July 2003. In September 1998 the assembly and warehousing operations were moved into this facility and in January 1999 the corporate offices were consolidated into this facility. The Company believes such facility is adequate to meet its foreseeable requirements.


                           ITEM 3.  LEGAL PROCEEDINGS

In December 1996 Lisa Broderick Fogel and her husband Bruce Fogel sued the Company and Mr. Franklin W. Brooks in the Circuit Court for Martin County, Florida for defamation and loss of consortium arising out of Mrs. Fogel's brief tenure in November 1996 as President of the Company. The plaintiff's attorneys have filed a Motion to Amend the Complaint to include punitive damages. This motion has not yet been heard but it is expected the judge will allow the Plaintiff to amend the Complaint to include a claim for punitive damages. The case has been set for trial beginning May 3, 1999. The Reliance Insurance Company is providing for the defense of the Company and Mr. Brooks and counsel has advised that the insurance coverage should be sufficient to satisfy any verdict which may be rendered in this case.

On July 24, 1998, Joseph Yud filed, in the United States District Court, Southern District of Florida, a class action civil complaint against the Company, Franklin Brooks and John Gardner. On August 27, 1998, Marvin Slomovics filed, in the United States District Court, Southern District of Florida, a class action civil complaint against the Company, Franklin Brooks and John Gardner. On October 20, 1998, Neal M. Peters filed, in the United States District Court, Southern District of Florida, a class action civil complaint against the Company, Franklin Brooks and John Gardner. The three suits, each denominated as a class action, allege violations of the federal securities laws and, more specifically, that the Company and its officers made misrepresentations, or failed to disclose material information between May 26, 1998 and June 12, 1998 concerning a development agreement allegedly entered into with Semiconductor Laser International Corporation and a highly favorable research report issued by Woodward Trading Company. The Company has, consistent with its Articles of Incorporation and Florida law, provided indemnification to Messrs. Brooks and Gardner. Although insurance coverage exists for defense costs and any eventual liability, the coverage is limited to $1,000,000 and is subject to a retention of $250,000. The lawsuits have been consolidated and the plaintiffs, who have applied to the Court to certify the matter as a class action, have indicated they intend to file a new complaint shortly. The Company is unable to say that any particular outcome is either probable or remote.

On October 13, 1998, John L. Gardner, the former President and Chief Executive Officer of the Company filed, in the Circuit Court for Martin County, Florida, a lawsuit against the Company and Franklin Brooks. The lawsuit challenges Mr. Gardner's termination under the terms of his Employment Agreement and the Company's decision to block Mr. Gardner's attempt to exercise stock options and sell stock in the Company. The suit also alleges that Mr. Gardner is entitled to salary and all of his vested and unvested options and also claims that Mr. Gardner was libeled. The matter is still in the pleading stages and the Company has asserted numerous counterclaims against Mr. Gardner in its Answer. The Company has no insurance coverage in this matter for either the Company or Mr. Brooks. At this preliminary stage in the litigation, the Company is unable to say whether any particular outcome is either probable or remote.

On May 29, 1998 the Company received notice of an "informal inquiry" from the Division of Enforcement of the Securities and Exchange Commission ("SEC") concerning activities between January 1, 1996 and May 29, 1998. The Company complied with the SEC's requests to produce documents. On February 18, 1999 Franklin W. Brooks, chairman of the Company's Board of Directors, testified before the SEC pursuant to a subpoena. At that time the SEC made available to the Company its formal Order Directing Private Investigation and Designating Officers to Take Testimony dated September 22, 1998, file no. HO-3451 (the "Order"). The Order revealed that members of the SEC's staff have reported information to the Commission that, in the staff's view, tend to show that during the period from at least January 1, 1996 and continuing thereafter, the Company, its present or former officers, directors or employees or others may have violated Federal Securities Laws. At this juncture, it is too early to speculate what the outcome of this investigation or the potential impact on the Company will be. The Company has not been requested to make a "Wells" submission and no action or litigation has been instituted. The extent of any insurance coverage under the Company's policies has not yet been determined.

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

                                    PART II

                             ITEM 5.  COMMON EQUITY

The Company's Common Stock, par value of $0.01 per share, is traded on the Nasdaq Small Cap Market. As of March 15, 1999 there were approximately 400 holders of record of the Company's Common Stock. The Company believes there are approximately 9,000 beneficial owners of its Common Stock. Although there are no restrictions on the Company's ability to pay dividends to date, the Company has not declared any cash dividends on any class of security nor does it anticipate doing so in the foreseeable future. The Company intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes.

The high and low closing sales prices per share for the Company's Common Stock for each full quarter for the 1997 and 1998 are as follows:


-------------------------------------------------------------------------------------------------
Period                              High Closing Sales Price          Low Closing Sales Price
-------------------------------------------------------------------------------------------------
First Quarter 1997                              5.625                            2.125
-------------------------------------------------------------------------------------------------
Second Quarter 1997                             4.625                            2.031
-------------------------------------------------------------------------------------------------
Third Quarter 1997                              2.031                            0.375
-------------------------------------------------------------------------------------------------
Fourth Quarter 1997                             4.563                            0.406
-------------------------------------------------------------------------------------------------
First Quarter 1998                              5.531                            1.750
-------------------------------------------------------------------------------------------------
Second Quarter 1998                             6.000                            2.250
-------------------------------------------------------------------------------------------------
Third Quarter 1998                              3.844                            1.313
-------------------------------------------------------------------------------------------------
Fourth Quarter 1998                             1.781                            0.875
-------------------------------------------------------------------------------------------------
First Quarter 1999                              2.750                            1.000
-------------------------------------------------------------------------------------------------


On February 16, 1999 the Company sold 12,500 shares of unregistered Common Stock to a marketing firm for services rendered in assisting with the creation of a business plan and to seek additional funding. This sale was exempted from registration under (S)4(2) of the Exchange Act.

On February 16, 1999 the Company sold 12,500 shares of unregistered Common Stock to a consultant for services rendered in assisting with the creation of a business plan and to seek additional funding. This sale was exempted from registration under (S)4(2) of the Exchange Act.

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

Results of Operation
--------------------

Revenues
--------

Loss for 1998 was ($6,066,394), or ($.48) per share, on sales revenues of $1,652,469 as compared to a loss for 1997 of ($5,264,606) or ($.76) per share on sales revenues of $40,594. Sales revenues for 1998 were derived almost entirely from three customers: D&W purchases of $1,009,680, USA purchases of $577,115 and the City of Boston Police Department purchases of $ 58,422 for a total of $1,645,217. Other revenue for 1998 of $144,184 was derived mainly from short term investment of cash on hand as was other revenue of $70,305 for 1997. The reason for the disproportionate reduction in the ratio of per share loss to actual loss was due to the increase in average shares outstanding from 6,920,820 shares in 1997 to 12,619,241 in 1998. Gross margins dropped from approximately 39% in 1997 to approximately 13% in 1998 mainly due to the influence of the large volume of lower priced sales through the Distribution Agreement.

Sales efforts directed towards the Law Enforcement community began to pay off in the last quarter of 1998, with the sale of locks in December 1998 to the Boston, Massachusetts Police Department to equip 2,247 police officers with magazine locks to secure their guns while at home off duty. It must, however, be recognized that sales to police and sheriff's departments and other law enforcement agencies have a long sales cycle. Of course, there are no assurances that the Company will continue to receive substantial orders from any law enforcement agencies.

After delivering a total of approximately $1,586,000 in locks to D&W and USA the Company had to stop shipments and production of any more locks under the Distribution Agreement because USA had fallen approximately $477,000 in arrears on payments. The Company had to take immediate steps to reduce operating costs as it now found itself in a very low cash position. The majority of the workforce, both hourly and salaried, was reduced and all officers resumed deferring salaries at the end of October 1998. Wages for the remainder of the salaried employees were deferred beginning January 1999. Other expenses were curtailed maintaining only those activities necessary to keep the Company in operation. Average monthly operating expenses for 1998 were approximately $200,000 per month, not including (i) non-recurring legal fees, roughly estimated to approach a total of $360,000, for 1998 and 1999 combined, related to defense of lawsuits and (ii) capital expenditures of approximately $368,000 for 1998. At the current reduced rate, cash needed to sustain operations in the short run is approximately $50,000 per month. This does not include exceptional legal and accounting fees or other expenses and accounts payable which have not been paid to date.


Major Expenses
--------------

The comparison of major expense categories between 1998 and 1997 is set forth below:

     -----------------------------------------------------------------------------------------
     Category                                                          1998          1997
     -----------------------------------------------------------------------------------------
     Consulting Fees, Marketing Fees and Commissions                $3,006,310      $2,595,576
     -----------------------------------------------------------------------------------------
     Salaries and Wages                                             $1,069,915      $1,009,871
     -----------------------------------------------------------------------------------------
     Advertising and Sales Promotion                                $  149,695      $  241,536
     -----------------------------------------------------------------------------------------
     Legal, Accounting and Professional Fees                        $  542,717      $  254,501
     -----------------------------------------------------------------------------------------
     Allowance for Doubtful Accounts                                $  502,680      $   14,510
     -----------------------------------------------------------------------------------------
     Product Development (R & D)                                    $   29,946      $  311,895
     -----------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------

     -----------------------------------------------------------------------------------------
     Other                                                          $1,148,057      $  922,948
     -----------------------------------------------------------------------------------------
     Total                                                          $6,434,156      $5,350,837
     -----------------------------------------------------------------------------------------


Of those expenses in the category of Consulting Fees, Marketing Fees and Commissions, $2,810,667 out of the total of $3,006,310 are related to the 1998 portion of consultant fees, commissions and expenses for fund raising efforts begun in late 1997 and culminating in early 1998 in the Distribution Agreement, as described earlier. In 1997, all of the expenses were essentially related to consultant fees, commissions and expenses for fund raising efforts. Of the remainder for 1998, approximately $80,000 was the 1998 portion of an agreement with a marketing consulting firm entered into in 1997 and approximately $115,000 was due to the Black-Sholes evaluation of stock options granted in 1998 to four consultants.

Total charges for Salaries and Wages in 1998 were slightly higher than 1997. However, in 1998 the portion of this category related to stock options issued to executive officers and key employees decreased from approximately $630,000 in 1997 to approximately $341,000 in 1998. The portion related to actual salaries increased from approximately $367,000 in 1997 to approximately $729,000 in 1998. In 1997 officers and executive employees waived a large portion of their salaries while that was not the case for 1998. However, in 1998 officers and executive employees postponed receiving a total of approximately $117,000 in salaries, due from both the beginning months and the end of 1998. The deferred salaries have been accrued. Salary expenditures also increased in 1998 due to additional hiring needed to handle increased sales and manufacturing activity.

Advertising and Sales Promotion expenses dropped approximately $92,000 from 1997 to 1998. This was as a result of the Company concentrating its efforts on the Law Enforcement market where less advertising took place. The Company stepped up trade show activities spending approximately $92,000 on that in 1998.

Legal, Accounting and Professional expenses for 1998 increased by approximately $288,000 over 1997. This was due to increased need for legal counsel for financing activities, the Securities and Exchange Commission investigation and the class action lawsuits. These higher than normal costs are expected to continue in 1999.

Allowance for Doubtful Accounts increased by approximately $488,000, of which approximately $477,000 is money owed by USA.

Product Development (R & D) costs decreased from $311,895 in 1997 to $29,946 in 1998 because the development costs for the magazine lock were, for the most part, completed in 1997.


The major miscellaneous expenses in the Other category compare 1998 vs. 1997 respectively as follows:

$49,000 vs. $6,000 in travel expenses due mainly to increased financing and legal activities,
$44,000 vs. $7,000 in office supplies to set up and operate the assembly facility and expand the sales staff, $105,000 vs. $8,000 in payroll taxes due to forgiveness of executive salaries in 1997 and the increase of up to 70 hourly employees at various times in 1998, $300,000 vs. $234,000 in depreciation because of the increase in capital equipment in 1998,
$86,000 vs. $48,000 in insurance costs due to increases in liability coverage and health, workers' comp and unemployment insurance for additional employees, and
$55,000 vs. $23,000 in communications costs mainly from the set up and operation of the assembly facility.

Year 2000 Compliance. The Company has analyzed Year 2000 issues with its computer and software advisors and has assessed the impact of Year 2000 issues on the Company's operations. The Company is in the process of obtaining and reviewing manufacturers documentation of Year 2000 compliance. The Company believes that its existing computer programs are fully Year 2000 compliant and that it will not be necessary to incur any material expenses with regard to Year 2000 issues in the future. The Company believes that all of its non-information
systems are Year 2000   The Company believes that there are currently no other
material Year 2000 issues to be disclosed.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

Results of Operation
--------------------

Revenues
--------

The Company continued developing its products in 1997 with revenues of only $40,594 as compared to $57,349 in 1996. These 1996 revenues resulted from sales to gun dealers as their initial stocking purchases. During 1997, the Company concluded that its strategy of selling its gun locking devices through gun dealers was not producing results. Therefore, the Company reduced its sales activity through gun dealers and began to explore new ways of marketing the gun locking devices.

There were no other material revenues for 1996.

Major Expenses
--------------

As 1996 came to a close, the Company had a need for additional capital in order to fund its continuing product development efforts, purchase tooling for its Magazine Lock and other models of the Grip Lock and to support its operations while a new marketing strategy was implemented. Because of a cash shortage, the Company substantially reduced its advertising expenditures during the early part of 1997, focusing its activities on product development and capital raising.
The Company engaged a number of consultants to coordinate its efforts at the Federal and State levels of government for legislation involving mandatory requirements for gun locking devices. Most of these consultants were compensated by way of stock options.

In April 1997, the Company employed Mr. John Gardner and appointed him president and chief executive officer. In connection with his employment, Mr. Gardner was granted a stock option for 600,000 shares with an exercise price of $2.50 per share, subsequently repriced at $0.50 per share.

Because of the Company's need for capital, officers of the Company waived some or all compensation during 1997. In August 1997, the Company granted stock options to the executive officers and key employees for working with the Company under very trying circumstances. The grant of these stock options created an expense to be recognized as compensation by the Company in the amount of approximately $643,000 and deferred compensation in the amount of approximately $447,000.

The comparison of major expense categories between 1997 and 1996 is set forth below:

     -----------------------------------------------------------------------------------------
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

Salaries and wages increased from approximately $716,000 to $1,010,000. However, in 1997, $643,000 of the increase was the accounting charge for stock options issued to executive officers and key employees.

Advertising and sales promotion declined substantially from approximately $735,000 to $242,000, reflecting the focus on product development and capital raising during 1997, instead of marketing. Research and development expenses increased from approximately $174,000 to approximately $312,000, reflecting the continued product development for the Magazine Lock and additional models of the Grip Lock. Legal, accounting and professional fees declined from approximately $507,000 in 1996 to approximately $244,000 in 1997. In 1996, substantial legal and accounting fees were incurred in connection with the merger of Saf T Lock, Inc. and RGB Sales and Marketing, Inc. Substantial legal fees were incurred in 1997 in connection with the Regulation S offerings, the delisting procedure, and the engagement of law firms in connection with lobbying efforts.

As a result of the continued lack of significant sales in 1997 and the increase in expenditures relating, in large part, to the raising of capital as detailed above, 1997 losses from continuing operations rose to ($5,264,606) or ($.76) per share as opposed to a loss of ($2,841,716) or ($.54) per share for 1996.

Liquidity
---------

On November 12, 1997, the Company closed the transaction with the three foreign investors with respect to 1,250,000 shares of common stock and two-year stock purchase warrants for 1,666,666 shares exercisable at $2.00 per share and stock purchase warrants for 416,667 shares exercisable at $3.00 per share. The remaining shares and warrants were held in escrow until January 20, 1998, when the Company closed the transaction with the three foreign investors with respect to the remaining 250,000 shares of common stock and two-year stock purchase warrants for 333,334 shares exercisable at $2.00 per share and two-year stock purchase warrants for 83,333 shares exercisable at $3.00 per share.

The net proceeds of the sale of 1,500,000 shares on November 12, 1997, after deducting contract payments for a public relations firm, a business consultant, the placement agent's fee and the legal fees for the placement agent, were $1,910,000. The public relations firm contract required the Company to pay $375,000 at the time of this closing with a subsequent $375,000 to be paid upon the exercise of stock purchase warrants for at least $1,000,000. The consulting firm contract required the Company to pay $250,000 at the time of closing. Both of these contracts provide for services over the course of one year. The Company is accounting for these contracts as an operating expense over the course of the contracts. The expense recognized in 1998 for these contracts was a total of approximately $858,000. In early 1998, the Company restructured the agreements with the public relations firm, expanding the scope of the services to be provided and, in lieu of paying an additional $375,000 to the financial consulting firm in the future, delivered 25,000 shares of unregistered common stock, caused three stockholders to assign stock purchase warrants for 300,000 shares exercisable at $3.00 per share and agreed to pay $10,000 per month for twelve months. When stock purchase warrants are exercised for more than $1,000,000, the Company will pay $375,000 to the three stockholders who assigned the stock purchase warrants, or their assigns.

At the end of 1997, the Company had approximately $1,426,000 in cash balances. As the Company entered 1998, the Company was in the process of negotiating a large commitment from a distributor, USA, and expecting the closing of the remaining portion of the Regulation S offering (that had an initial closing in December 1997) for $500,000. In early February 1998, the Company closed on the $500,000 portion of the Regulation S offering and in February 1998, the Company entered into a distribution agreement with United Safety Action, Inc. and received a $6,000,000 purchase order from a wholesaler. The Company received a $1,000,000 deposit under the $6,000,000 purchase order from a wholesaler and a deposit of $100,000 from USA. In May, June and July 1998 the holders of warrants for 2,000,000 shares of Company stock at $2.00 per share, obtained in the Regulation S offering, exercised those warrants, netting the Company approximately $3,011,000. The Company also received approximately $413,000 from the exercise of options by employees and consultants and another approximately $144,000 in interest for a total of approximately $6,595,000 with which in the Company's opinion, was adequate to provide liquidity for the Company to operate in 1998 and beyond. In addition, the rate of shipments called for under the purchase order from the wholesaler should have permitted the Company to operate beyond the break-even point on a monthly basis for most of 1998, without considering the receipt of other potential orders. The Company did not believe that it would have a need for any additional working capital financing during the three-year term of the Distribution Agreement. Expenditures of funds in 1998 were approximately: $1,429,000 in cost of goods sold, $2,324,000 in operating expenses, $368,000 in capital expenses, $249,000 in reduction of liabilities and payables and $2,010,000 in increased inventories. In order to meet its commitments to USA, the Company had to quickly increase its production rate, starting with the procurement of parts from which to assemble the locks. With a three to four month lead-time on parts the Company had to place parts orders well in advance of the production schedule. The Company also committed to purchasing high volumes of parts to avail itself of the inherent cost savings. In May 1998, a new Vice-President of Marketing, Stephen Eccher, was hired and shortly thereafter three sales representatives were engaged to spearhead the Law Enforcement effort. When production was abruptly curtailed, as explained in a previous section, the Company had excess inventory of approximately $2,010,000. In addition, almost another $ 490,000 was immobilized in receivables from USA, tying up approximately $2,500,000 in cash much needed for Law Enforcement marketing efforts and general operation of the Company. See "Business - Distribution Agreement".

The Company's auditors have issued their report, included in the Company's financial statements, which contains a going concern qualification largely as a result of the Company's net losses, the lack of USA's performance under the Distribution Agreement, the Company's current cash situation and the Company's recent levels of sales.

The Company ended 1998 with cash balances of approximately $434,000, not enough to sustain it as a going concern for 1999 unless it could substantially and rapidly increase sales to convert inventory into cash and sustain sufficient cash inflow to support operating expenses. Because of the long lead times associated with sales to governmental agencies, this would be an unreasonable expectation.

The Company needs to raise additional capital so it began the process of searching for additional funding. With the unresolved legal actions against the Company it is more difficult to find investors. An outside firm was engaged in January 1999 to prepare a business plan and use their contacts to supplement the Company's efforts to find funding. The outside firm agreed to take payment in stock of the Company. Upon completion of the business plan in February 1999 they were issued 25,000 shares of stock and will earn another 25,000 shares of stock if they procure financing on terms acceptable to the Company.

In February 1999 the Company identified an investment banker with whom it has entered into negotiations to obtain additional capital. With the anticipated infusion of funds and some sales revenue for 1999 the Company believes it can continue operations and its Law Enforcement marketing program through 1999.

On March 1, 1999 the Company concluded its months long negotiations with the U.
S. General Services Administration, the purchasing arm of the Federal government, obtaining a five-year contract easing the way for Federal and some State agencies to purchase Saf T Lok(R)s at the negotiated terms and discounted prices.

Product Liability
-----------------

The Company has experienced no product liability claims to date and does not anticipate any. The Company maintains total product liability insurance of $3,000,000.


Anticipated Major Expenses
--------------------------

In 1999 the Company estimates that it will incur non-recurring legal expenses of approximately $300,000 in connection with defense of the class action securities lawsuit, the SEC investigation, and the lawsuit from its former CEO, John Gardner. Some of these costs may be recoverable.


Capital Resources and Expenditures
----------------------------------

The Company expects to invest approximately $100,000 in tooling to complete the planned magazine lock model variations during 1999. The Company commenced its own assembly operations, which consists primarily of assembling parts produced by subcontractors, in March, 1998 and foresees no significant expenditures for additional assembly tooling in 1999. The Company does not believe that it will have a need to make any other consequential additional capital expenditures in 1999.

Outlook
-------

The Company is currently facing a number of significant problems including difficulty in funding its working capital requirements, ongoing litigation (including litigation involving two of its past presidents) and an ongoing SEC investigation. See "Legal Proceedings" and "-Liquidity". In addition, the Company's distributors have not met their obligations under the Distribution Agreement with respect to the quantities of the Company's products to be sold and the amount of advertising to be conducted. As a result, the Company is currently negotiating the termination of the Distribution Agreement. See "Business-Distribution Agreement". With respect to the Company's marketing activities, in March 1999 the Company entered into a five year contract with the U.S. General Services Administration pursuant to which Federal agencies (and some State agencies) can purchase the Company's products on the basis of previously negotiated terms and discount prices. The Company has also commenced sales to certain law enforcement agencies and has received endorsements from a number of organizations, including the Fraternal Order of Police, the Safe and Vault Technicians Association, and the Institute For Police Research. See "Business - Product Distribution". To date, the cities of New Orleans, Chicago, Miami, Atlanta, Cleveland and Bridgeport have filed suit against gun manufacturers for producing unsafe weapons or irresponsible sales tactics. The Company has also received positive publicity on TV and in a number of newspaper articles. In addition, the Company is continuing its search for additional debt and equity funding but no assurance can be given that such funding will be obtained on terms acceptable to the Company. On balance, the Company is optimistic that the combination of the publicity and endorsements the Company and its products have received, the national focus on handgun safety and recent significant sales to law enforcement agencies will permit the Company, either through equity or debt financing or increased revenues through operations to meet its current challenges.


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the Financial Statements set forth on pages F-1 to F-32 herein.

                        ITEM 9.  CHANGES IN ACCOUNTANTS

None.

                                   PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

-----------------------------------------------------------------------------------------------------------
          Name               Principal Occupation or Employment           Age        Director Since
                                 During the Past Five Years
-----------------------------------------------------------------------------------------------------------
Franklin W. Brooks           Chairman of the Board of Directors           64             1996
                             since 1996; President and Chief
                             Executive Officer of the Company since
                             June 1998; President of the Company
                             from November 1996 to April 1997;
                             founded Saf T Lok Corporation in 1989;
                             Director of Palm Beach Business
                             Services, Inc.; Mr. Brooks is the
                             father of Mr. Jeffrey W. Brooks
-----------------------------------------------------------------------------------------------------------
Jeffrey W. Brooks            Director of the Company since 1996;          38             1996
                             Vice President, Secretary and
                             Treasurer of the Company since
                             November 1996; Manager of Research &
                             Development since 1989; President of
                             Palm Beach Business Services; Mr.
                             Brooks is the son of Mr. Franklin W.
                             Brooks
-----------------------------------------------------------------------------------------------------------
William M. Schmidt           Director since 1996; employee and Vice       56             1996
                             President of the Company since 1995;
                             Vice President and General Manager of
                             Ilco Unican Inc., Simplex Safelock
                             Division from 1993 to 1995; General
                             Manager of the Automobile Occupant
                             Restraint Systems Division of Takata
                             from 1990 to 1993
-----------------------------------------------------------------------------------------------------------
Dennis W. DeConcini          Director since October 1997; Partner         62             1997
                             with Parry , Romani & DeConcini, Inc.
                             since 1995; U.S. Senator for the State
                             of Arizona from 1977 to 1995
-----------------------------------------------------------------------------------------------------------
James V. Stanton             Director since October 1997; attorney        67             1997
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

Section 16(a) Beneficial Ownership Reporting Compliance.

In 1998, the following officers and directors of the Company failed to file the following forms on a timely basis; Mr. Franklin Brooks filed one late report covering one transaction; Mr. Jeffrey Brooks filed one late report covering four transactions.

                       ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table describes the compensation earned by the Named Officers (where the Named Officers are all those individuals serving as the Company's Chief Executive Officer or in a similar capacity, and all those executive officers who were compensated $100,000 or more during the fiscal year) for the fiscal year ended December 31, 1998.

---------------------------------------------------------------------------------------------------------
                                                                                  Long Term
                                              Annual Compensation              Compensation Awards
---------------------------------------------------------------------------------------------------------
                                   salary         bonus      other annual        Securities Underlying
       Name            Year          ($)           ($)      compensation ($)            Options
---------------------------------------------------------------------------------------------------------
                          1998       $41,667        $0              $0
John L. Gardner           1997  (3)  $51,167        $0              $0            (6)      472,000
(1)                       1996            $0        $0              $0
---------------------------------------------------------------------------------------------------------
                          1998  (8)  $54,165        $0              $0
Franklin W. Brooks        1997  (4)       $0        $0              $0            (7)    1,000,000
(2)                       1996       $54,167        $0       (5)$6,200
-------------------------------------------------------------------------------------------------------

(1) Mr. Gardner held the positions of President and Chief Executive Officer of the Company from April 1997 to June 1998.
(2) Mr. F.W. Brooks assumed the position of Chairman of the Board of Directors in February 1996, served as Chief Executive Officer of the Company from November 1996 to April 1997, and assumed the positions of President and Chief Executive Officer in June 1998.
(3) Does not include salary waived by Mr. Gardner which was not accrued in the amount of $16,666.
(4) Does not include salary waived by Mr. F. W. Brooks which was not accrued in the amount of $29,167.
(5) Represents non-cash compensation in the form of premiums for $1,000,000 in life insurance on the life of Mr. F. W. Brooks for the benefit of his wife. The life insurance policy has since been canceled.
(6) Mr. Gardner was issued a stock option for 600,000 shares of common stock in connection with his employment agreement in April 1997, of which 128,000 shares have been exercised. This stock option was repriced during 1997. Mr. Gardner was also issued additional stock options for 72,000 shares of common stock, which has been fully exercised. During 1997, Mr. Gardner was also issued an option for 450,000 shares of common stock, which had not vested at the time of the termination of his employment. Mr. Gardner's unexercised options are currently subject to litigation for which the Company cannot speculate on the potential outcome.
(7) Mr. F. W. Brooks was issued a stock option for 1,000,000 shares of common stock in December 1997.
(8)  Includes accrued salary of $16,667 which has not been paid.

OPTION/SAR GRANTS TABLE

No stock options were granted to the Named Officers during the fiscal year ended December 31, 1998.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

The following table provides information regarding those stock options exercised by Named Offices during the fiscal year ended December 31, 1998.

------------------------------------------------------------------------------------------------------------
                      Shares                 Number of Shares Underlying        Value of Unexercised
                     Acquired      Value        Unexercised Options at        In-the-Money Options at
                       on        Realized             Year-End                      Year-End (1)
Name                 Exercise       ($)       Exercisable    Unexercisable      Exercisable   Unexercisable
------------------------------------------------------------------------------------------------------------
John L. Gardner         *            *            472,000          0            $250,726          $0.00
------------------------------------------------------------------------------------------------------------
Franklin W. Brooks      *            *            500,000       500,000         $   0.00          $0.00
------------------------------------------------------------------------------------------------------------

* Neither Franklin Brooks or John Gardner exercised any stock options during the fiscal year ended December 31, 1998.
(1) Value based on the difference between the last reported sale of the Company's Common Stock on the Nasdaq SmallCap Market of $1.0312 per share on December 31, 1998, and the exercise price of the options.

COMPENSATION OF DIRECTORS

The Company granted stock options in the amount of 250,000 shares of Common Stock, exercisable at $2.00 per share, on October 23, 1997, to each of Mr. Dennis W. DeConcini and Mr. James W. Stanton in connection with their appointment as directors of the Company.

The Company's 1993 Stock Option Plan (the "Plan") provides for the grant of an option for 5,000 shares of Common Stock to each Director who is not otherwise employed (i) upon the adoption of the Plan, (ii) upon that Director's election to the Board of Directors, and (iii) upon election to the Board of Directors after all previously granted options have vested. These options are to be granted at fair market value, vest at a rate of 2,500 on June 1 and December 1 after the date of the grant, and are exercisable for 10 years from the date of grant. Accordingly, the following Directors of the Company were granted the following stock options pursuant to the Plan during the fiscal year ended December 31, 1998:

--------------------------------------------------------------------------------
Name of Director          Shares Underlying Options Granted
--------------------------------------------------------------------------------
Dennis W. DeConcini       5,000 at $1.500 per share, of which 2,500 vested on
                          December 1, 1998 and of which 2,500 will vest June 1,
                          1999, provided he is still a director on that date.
--------------------------------------------------------------------------------
James V. Stanton          5,000 at $1.500 per share, of which 2,500 vested on
                          December 1, 1998 and of which 2,500 will vest June 1,
                          1999, provided he is still a director on that date.
--------------------------------------------------------------------------------

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

Employment and Consulting Agreements

On April 16, 1997 the Company entered into a two-year Employment Agreement with Mr. John L. Gardner at an initial annual base salary of $100,000 per year. In connection with entering into the Employment Agreement, Mr. Gardner was granted a stock option for 600,000 shares at an exercise price of $2.50 per share, which was repriced to $0.50 per share and reissued as of September 19, 1997. During 1997, Mr. Gardner waived a portion of his annual base salary for the months of July to November, was granted a stock option for 72,000 shares at an exercise price of $0.10 per share in August 1997, and was granted a stock option for 450,000 shares at an exercise price of $2.00 per share in December 1997. On June 11, 1998, the Company terminated Mr. Gardner's employment as the Company's President and Chief Executive Officer.

On May 20, 1998 the Company entered into a one-year Employment Agreement with Mr. Stephen S. Eccher to assume the position of Vice President of Marketing. Compensation consists of a base salary of $60,000 per year and a sliding scale commission between one and three percent of law enforcement sales. Mr. Eccher was also granted a stock option for 10,000 shares at an exercise price of $3.89 per share. The option vests 50% after the first six months of employment and the remaining 50% after one year of employment. On December 11, 1998 Mr. Eccher was granted a stock option for 50,000 shares of stock at $1.09 per share. This option vests on June 1, 1999 provided Mr. Eccher is still in the employ of the Company and provided that Mr. Eccher forfeits the option for 10,000 shares.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of shares of Common Stock as of March 31, 1999, unless otherwise noted below, by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole investment and voting power with respect to all shares shown as beneficially owned.

----------------------------------------------------------------------------------------------------
                                                    Amount and Nature of
Name and Address of Beneficial Owner                Beneficial Ownership   Percent of Class  (6)
----------------------------------------------------------------------------------------------------
Franklin W. Brooks (a)                              (1)    1,365,512            9.93%
----------------------------------------------------------------------------------------------------
United Safety Action, Inc. (b)                      (2)    1,000,000            7.27%
----------------------------------------------------------------------------------------------------
Hamdan Diamond Corporation (c)                      (3)    1,000,000            7.27%
----------------------------------------------------------------------------------------------------
Dennis W. DeConcini (d)                             (4)      260,000            1.89%
----------------------------------------------------------------------------------------------------
James V. Stanton (e)                                (4)      260,000            1.89%
----------------------------------------------------------------------------------------------------
William M. Schmidt (a)                              (5)      319,596            2.32%
----------------------------------------------------------------------------------------------------
Jeffrey W. Brooks (a)                               (5)      313,066            2.28%
----------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group
(5 people)                                                 2,518,174           18.31%
----------------------------------------------------------------------------------------------------

(a)  Address is 1101 Northpoint Parkway, West Palm Beach, Florida 33407.
(b) Address is c/o Edward H. Burnbaum, Lynch Rowin Novack Burnbaum & Crystal, P.C., 300 East 42nd Street, New York, New York 10017.
(c) Address is 5030 Anchor Way, Callows Bay Christiansted, St. Croix 00820-4521. See Footnote (3).
(d)  Address is 233 Constitution Avenue, N.E., Washington, D.C. 20002.
(e)  Address is 1310 19th Street, N.W., Suite LL, Washington, D.C. 20036.


(1) Of these shares, 365,512 are held jointly by Mr. Brooks and his wife. Includes option to purchase 1,000,000 shares of Common Stock for $2.00 per share granted in December 1997, of which 500,000 are vested.
(2) Shares are being held by the Company pursuant to a Stock Pledge Agreement and will be released only under certain performance criteria by United Safety Action, Inc. (see Business-Distribution Agreement)
(3) As reported by Hamdan Diamond Corporation on Schedule 13-D dated October 27, 1997.
(4) Includes an option granted in October 1997 to purchase 250,000 shares of Common Stock for $2.00 per share of which 166,668 shares have vested. Also includes options pursuant to the 1993 Stock Option Plan to purchase 5,000 shares of Common Stock for $3.250 per share, all of which have vested, and options pursuant to the 1993 Stock Option Plan to purchase 5,000 shares of Common Stock for $1.500 per share, 2,500 of which have vested.
(5) Includes an option, granted December 11, 1998, to purchase 150,000 shares of Common Stock for $1.09 per share, all of which are vested.
(6) Based on approximately 13,749,957shares of Common Stock outstanding as of March 31, 1999.

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

Mr. Brooks loaned a total of $125,000 to Saf T Lok Corporation during the time between 1989 and the merger with RGB Computer & Video, Inc. in January of 1996. On January 29, 1997, the Board of Directors approved the granting of a security interest in the Company's intellectual property to Mr. Brooks as security for the repayment of the $125,000. As of December 31, 1997, the Company owed Mr. Brooks a total of $114,213, plus accrued interest. On June 4, 1998, the Company repaid this loan to Mr. Brooks in full and he has released his security interest in the intellectual properties.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements:

The Financial Statements and Schedules listed below are located after the signature page and begin on page F-1.

--------------------------------------------------------------------------------
Description                                                        Page
--------------------------------------------------------------------------------
Auditors' Report                                                   F-2
--------------------------------------------------------------------------------
Balance Sheets                                                     F-3 - F-4
--------------------------------------------------------------------------------
Statements of Changes in Shareholders' Equity                      F-5 - F-6
--------------------------------------------------------------------------------
Statements of Operations                                           F-7
--------------------------------------------------------------------------------
Statements of Cash Flows                                           F-8 - F-9
--------------------------------------------------------------------------------
Notes to Financial Statements                                      F-10 - F-32
--------------------------------------------------------------------------------

Exhibits:
------------------------------------------------------------------------------------
Exhibit
Number    Description of Exhibit
------------------------------------------------------------------------------------
3.1       Articles of Incorporation (incorporated herein by reference to the
          Company's Form S-1 filed February 17, 1998)
------------------------------------------------------------------------------------
3.2       Bylaws (incorporated herein by reference to the Company's Form 10-KSB filed April 16, 1998)
------------------------------------------------------------------------------------
4.1       Instruments defining the rights of Security Holders, including Indentures
          (contained in Article IV of Exhibit 3.1)
------------------------------------------------------------------------------------
23.1      Consent of Goldberg & Company, P.A.
------------------------------------------------------------------------------------
24.1      Power of Attorney (see page 25)
------------------------------------------------------------------------------------
27.1      Financial Data Schedule
------------------------------------------------------------------------------------
99.1      Letter from West Marketing Industries dated June 3, 1997
------------------------------------------------------------------------------------
99.2      Agreement between the Company and West Marketing Industries dated June 3,
          1997.
------------------------------------------------------------------------------------

Current Reports on Form 8-K during the fourth quarter of 1998:

Form 8-K/A filed November 20, 1998 amending the 8-K originally filed April 18, 1997 reporting the employment of John Gardner. The amendment included an exhibit of the employment agreement between the Company and John Gardner.

Form 8-K/A filed December 16, 1998 amending the 8-K originally filed March 13, 1998 reporting the Distribution Agreement. The original filing did not include most favorable pricing to the distributor under a request for confidential treatment. The confidential treatment request has been withdrawn, therefore this amendment includes that pricing information.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on April 15, 1999

SAF T LOK INCORPORATED


By: /s/ Franklin W. Brooks                By: /s/ William M. Schmidt,
    ----------------------------              --------------------------
    Franklin W. Brooks, President,            William M. Schmidt Chief Financial
                                              Officer,

    Chief Executive Officer                   Principal Accounting Officer

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Saf T Lok Incorporated, a Florida corporation, do hereby constitute and appoint Franklin W. Brooks the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determine may be necessary or advisable or required to enable said corporation to comply with the Securities Act, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report, to any and all amendments, to this report, and to any and all instruments or documents filed as part of or in conjunction with this report or amendments thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                   Capacity                                               Date
---------                   --------                                               ----
/s/ Franklin W. Brooks      Chairman of the Board of Directors, President and      April 15, 1999
-----------------------
Franklin W. Brooks          Chief Executive Officer

/s/ Jeffrey W. Brooks       Director, Vice President, Secretary and Treasurer      April 15, 1999
-----------------------
Jeffrey W. Brooks

/s/ Dennis W. DeConcini     Director                                               April 15, 1999
-----------------------
Dennis W. DeConcini

/s/ James V. Stanton        Director                                               April 15, 1999
-----------------------
James V. Stanton

/s/ William M. Schmidt      Director, Chief Financial Officer, Principal           April 15, 1999
-----------------------
William M. Schmidt          Accounting Officer

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS

                                   I N D E X

                                                            Page
                                                            ----
AUDITORS' REPORT                                             F-2

CONSOLIDATED BALANCE SHEETS                               F-3 - F-4

CONSOLIDATED STATEMENTS OF CHANGES
         IN SHAREHOLDERS' EQUITY                          F-5 - F-6

CONSOLIDATED STATEMENTS OF OPERATIONS                        F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                     F-8 - F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               F-10 - F-32

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors
Saf T Lok Incorporated

We have audited the consolidated balance sheets of Saf T Lok Incorporated and subsidiaries as of December 31, 1998 and December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saf T Lok Incorporated and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Saf T Lok Incorporated will continue as a going concern. As discussed in Note 2 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Saf T Lok Incorporated to continue as a going concern at December 31, 1998. Management's plans in regard to that matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             GOLDBERG & COMPANY, P.A.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES

West Palm Beach, Florida
March 24, 1999

                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1998 AND 1997

                                  A S S E T S
                                  -----------

                                                  1998                1997
                                             -----------          ------------
CURRENT ASSETS
   Cash and cash equivalents                 $   433,661          $  1,426,410
Accounts receivable ( less allowance
     for doubtful accounts of $502,680
     and $14,510, respectively)                   59,596                 4,888
   Note receivable                                18,303                20,948
   Inventories                                 2,357,982               347,682
   Prepaid expenses                              156,867               981,194
                                             -----------          ------------

       TOTAL CURRENT ASSETS                    3,026,409             2,781,122

PROPERTY AND EQUIPMENT, LESS
  ACCUMULATED DEPRECIATION                     1,250,737             1,142,129

OTHER ASSETS
   Patents, (less accumulated amortization
     of $111,697 and $69,264 respectively)       311,080               353,513
   Note receivable, less current portion         148,285               162,545
   Other assets                                    9,736                 2,150
                                             -----------          ------------

       TOTAL OTHER ASSETS                        469,101               518,208
                                             -----------          ------------

       T O T A L                             $ 4,746,247          $  4,441,459
                                             ===========          ============

          See accompanying notes to consolidated financial statements.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1998 AND 1997

    L I A B I L I T I E S   A N D   S H A R E H O L D E R S '   E Q U I T Y
    -----------------------------------------------------------------------


                                                       1998            1997
                                                   ------------    ------------
CURRENT LIABILITIES
   Note payable                                    $         --    $     60,677
   Accounts payable                                     371,533         498,747
   Accrued expenses                                     281,944         421,641
                                                   ------------    ------------

       TOTAL CURRENT LIABILITIES                        653,477         981,065
                                                   ------------    ------------

LONG-TERM LIABILITIES
   Notes payable, less current portion                       --          61,081
                                                   ------------    ------------

TOTAL LIABILITIES                                       653,477       1,042,146
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value,
     20,000,000 shares authorized, 13,609,957
     and 9,987,077 shares issued and
     outstanding, in 1998 and 1997, respectively        136,099          99,870
   Paid-in-capital                                   27,634,567      17,736,532
   Other equity reductions                           (4,254,829)     (1,080,416)
   Accumulated deficit                              (19,423,067)    (13,356,673)
                                                   ------------    ------------

       TOTAL SHAREHOLDERS' EQUITY                     4,092,770       3,399,313
                                                   ------------    ------------


       T O T A L                                   $  4,746,247    $  4,441,459
                                                   ============    ============

         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                       COMMON STOCK                             OTHER
                                -------------------------       PAID-IN         EQUITY
                                  SHARES        AMOUNT          CAPITAL        REDUCTIONS       DEFICIT          TOTAL
                                -----------  ------------      ----------     ------------    ------------     ----------
Balance - January 1, 1997        5,655,255   $    56,553       $ 9,167,898     $              $ (8,092,067)     $ 1,132,384

Issuance of common stock in
 connection with conversion
 of debentures                   2,147,247        21,472           985,671                                        1,007,143

Issuance of common stock in
 connection with severance
 agreement                          30,000           300            78,450                                           78,750

Issuance of common stock in
 connection with repayment
 of loans to major shareholder     102,012         1,020           198,980                                          200,000

Issuance of common stock to
 suppliers and service
 providers                         169,486         1,695           370,653                                          372,348

Issuance of common stock to
 offshore investors              1,683,077        16,830         3,033,170                                        3,050,000

Issuance of common stock to
 an officer upon exercise of
 stock options                     200,000         2,000            69,200                                           71,200

Deferred compensation                                            1,421,500      (1,421,500)                               -

Stock options granted to
 officers, directors and
 consultants                                                     2,411,010                                        2,411,010

Amortization of deferred
 compensation                                                                      341,084                          341,084

Net loss                                                                                        (5,264,606)      (5,264,606)
                                ----------   -----------       -----------     -----------    ------------      -----------
BALANCE - DECEMBER 31, 1997      9,987,077   $    99,870       $17,736,532     $(1,080,416)   $(13,356,673)     $ 3,399,313
                                ==========   ===========       ===========     ===========    ============      ===========

Issuance of common stock to
 offshore investors                250,000   $     2,500       $   497,500     $              $                 $   500,000

Issuance of common stock to
 2 consultants upon exercise
 of stock options                  160,000         1,600           398,400                                          400,000

Issuance of common stock to
 a director/employee upon
 exercise of stock options         108,000         1,080             9,720                                           10,800

         See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (CONTINUED)

                                                                                           OTHER
                                                    COMMON STOCK              PAID-IN      EQUITY
                                           --------------------------
                                            SHARES             AMOUNT         CAPITAL    REDUCTIONS     DEFICIT       TOTAL
                                           -----------     ----------      ----------   -----------    -----------   -------------
Issuance of common stock to
   an employee upon
   exercise of stock options                    29,000            290            2,610                                      2,900

Issuance of common stock in
   connection with a marketing
   agreement                                    25,000            250           68,500                                     68,750

Issuance of common stock in
   connection with exercise
   of warrants                               2,000,000         20,000        3,365,998                                  3,385,998

Issuance of common stock in
   connection with distributor
   agreement                                 1,000,000         10,000        3,771,000                                  3,781,000

Unearned advertising
   expense                                                                                (3,781,000)                  (3,781,000)

Issuance to landlord for
   payment of rent                              50,880            509           50,371                                     50,880

Issuance of warrants in
   connection with
   distributor agreement                                                     1,884,000                                  1,884,000

Forfeiture of deferred
   compensation                                                               (265,500)      265,500                            -

Amortization of deferred
   compensation                                                                              341,087                      341,087

 Issuance of stock
   options to
   consultants                                                                 115,436                                    115,436


Net Loss                                                                                                 (6,066,394)   (6,066,394)
                                           ----------    ------------      -----------  ------------   ------------   -----------
BALANCE - DECEMBER 31, 1998                13,609,957       $ 136,099      $27,634,567   $(4,254,829)  $(19,423,067)  $ 4,092,770
                                           ==========    ============      ===========   ===========   ============   ===========

         See accompanying notes to consolidated financial statements.

                   SAF T LOK INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                    1998            1997
                                                ------------    ------------

Sales                                           $  1,652,469    $     40,594
Cost of Sales                                      1,428,891          24,668
                                                ------------    ------------
Gross Profit                                         223,578          15,926
Selling, general and
 administrative expenses                           3,536,833       2,276,018

Stock and options issued for compensation
   and commissions                                 2,596,769       2,840,830

Depreciation                                         300,554         233,989

Other income                                         144,184          70,305
                                                ------------    ------------

  NET LOSS                                      $ (6,066,394)   $ (5,264,606)
                                                ============    ============

LOSS PER COMMON SHARE                           $       (.48)   $       (.76)
                                                ============    ============
Weighted average number of common
   shares outstanding                             12,619,241       6,920,820
                                                ============    ============


         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1996

                                                                    1998              1997
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(6,066,394)      $(5,264,606)
                                                                -----------       -----------

Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
  Depreciation and amortization                                     300,554           233,989
  Provision for losses on accounts receivable                       488,170            (8,490)
  Non cash compensation to directors and officers                   341,084           958,437
  Warrants issued as commission payment                           1,884,000              -
  Issuance of stock for rent                                          4,240              -
  Issuance of stock for marketing                                    68,750              -
  Write-off of obsolete inventory                                   194,117           121,848
  Granting of options to consultants                                115,435         1,793,657
  Automobile transferred pursuant to consulting agreement              -               32,500
  Issuance of stock in settlement of accounts payable                  -              197,348
  Issuance of stock for advertising services                           -              175,000
  Issuance of stock pursuant to severance agreement                                    78,750
  Loss on disposal of property and equipment                           -                  372
  Issuance of stock in repayment of shareholder loans                  -              200,000
  Interest expense recognized on convertible debentures                -              302,143
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                     (542,880)           14,023
    (Increase) in other assets                                       (7,586)            -
    (Increase) in prepaid expenses                                 (126,031)         (968,894)
    Decrease in prepaid expenses                                    950,357             8,808
    (Increase) in inventories                                    (2,204,416)           (2,849)
    (Decrease) in accounts payable                                 (127,616)         (215,468)
    (Decrease) increase in accrued liabilities                     (183,903)          375,000
    Increase (decrease) in accrued wages payable                     91,250          (122,187)
    Increase in accrued rent payable                                   -               46,640
                                                                -----------       -----------

    Total Adjustments                                             1,245,525         3,220,627
                                                                -----------       -----------

    NET CASH USED IN OPERATING ACTIVITIES                        (4,820,869)       (2,043,979)
                                                               ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in note receivable                                         16,905            16,349
 Payments for the purchase of equipment                            (366,726)         (435,698)
 (Increase) in other assets                                            -               (1,175)
 Capitalization of patent costs                                        -              (20,630)
                                                               ------------       -----------

    NET CASH USED IN INVESTING ACTIVITIES                          (349,821)         (441,154)
                                                               ------------       -----------


         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                  (CONTINUED)

                                                                                            1998            1997
                                                                                        -----------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                   500,000         3,050,000
   Proceeds from exercise of warrants - net of costs                                      3,386,000              -
   Issuance of stock upon exercise of options                                               413,700            71,200
   Decrease in note payable                                                                (121,759)           (9,766)
   Principal payments on borrowings/capital leases                                             -               (1,393)
   Proceeds from sale of convertible debentures                                                -              705,000
   Increase in note payable to shareholder                                                     -                7,546
                                                                                        -----------     -------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                          4,177,941         3,822,587
                                                                                        -----------     -------------

   NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                         (992,749)        1,337,454

   Cash and equivalents at beginning of year                                              1,426,410            88,956
                                                                                        -----------     -------------

   CASH AND EQUIVALENTS AT END OF YEAR                                                  $   433,661     $   1,426,410
                                                                                        ===========     =============


SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

   Cash payments for interest                                                           $     4,637     $      22,098
                                                                                        ===========     =============

          See accompanying notes to consolidated financial statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


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

         A) ORGANIZATION AND OPERATIONS

            Saf T Lok Incorporated and Subsidiaries (the "Company") was incorporated in Florida in July 1989 under the name of RGB Sales and Marketing, Inc. ("RGB"). The Company completed an initial public offering of its common stock on June 23, 1993. On February 13, 1996 RGB acquired the Saf T Lok Corporation ("STL"), a Florida corporation, by merger and RGB changed its name to Saf T Lok Incorporated. This acquisition ended the Company's involvement in the video editing business and began its involvement in the gun lock business. The business of the Company is to design, develop, manufacture and market proprietary combination gun locks to prevent the unauthorized use of fire arms, including unintentional discharge by children and assailants.

         B) PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Saf T Lok Incorporated and its wholly owned subsidiaries, Saf T Lok, Corporation and RGB Video, Inc., which is inactive. All significant inter company accounts and transactions have been eliminated in consolidation.

         C) CONCENTRATIONS OF RISK

            The Company has concentrated its credit risk for cash and cash equivalents by maintaining deposits in financial institutions within the geographic region of Jupiter, Florida which may at times exceed amounts covered by insurance provided by the U. S. Federal Deposit Insurance Corporation (FDIC). The maximum loss that could have resulted from that risk was approximately $267,160 and $1,326,000 at the end of 1998 and 1997, respectively, for the excess of the deposit liabilities reported by the

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         C) CONCENTRATIONS OF RISK (CONTINUED)

            banks over the amounts that would have been covered by federal insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash and cash equivalents.

            The Company is dependent upon certain vendors for the manufacture of significant components of its Saf T Lok(R) and Magazine Lock systems. If these vendors were to become unwilling or unable to continue to manufacture these components, in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required, could result in delays or reductions in product shipments.

            The Company does business and extends credit based on evaluation of a customer's financial condition generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

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

         F) PROPERTY AND EQUIPMENT

            Property and equipment are recorded at cost. Expenditures for renewals and betterments which materially extend the useful lives of the assets or increase their productivity are capitalized. Expenditures for maintenance and repairs are charged to cost or expensed as incurred. Depreciation has been computed using the straight-line method over the estimated useful lives of the assets. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The estimated useful lives are as follows:

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          F)  PROPERTY AND EQUIPMENT (CONTINUED)

              Item                     Estimated Useful Life
              ----------------------   ---------------------
              Furniture and fixtures   7 - 10 years
              Equipment                5 - 10 years
              Leasehold improvements   5 -  7 years
              Software                      5 years
              Tools and dies                7 years

          G)  INVENTORIES

              Inventories, which are primarily composed of raw materials, supplies and finished goods, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory costs for finished goods include material, labor, and production overhead.

          H)  INTANGIBLE ASSETS

              The Company has capitalized certain legal costs incurred relating to acquiring trademarks and patents of Saf T Lok(R) and the Company's products. These costs are capitalized and amortized over a period of fifteen years.


          I)  ADVERTISING

              Advertising costs are charged to expense as incurred. Advertising costs incurred for the years ended December 31, 1998 and 1997 were not material.

          J)  INCOME TAXES

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

          K)  REVENUE RECOGNITION

              The Company recognizes revenue when products are sold and shipped.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         L)  LOSS PER COMMON SHARE

             Loss per common share amounts are calculated based on the weighted average number of shares outstanding during each period presented.

         M)  RECLASSIFICATIONS

             Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 financial statement presentation. Such reclassifications had no effect on the 1997 net loss or shareholders equity.

NOTE 2  - GOING CONCERN

          The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. As reflected in the accompanying financial statements, the Company has incurred net losses of $6,066,394 in 1998 and $5,264,606 in 1997 and has substantially funded its working capital needs by the sale of common stock and warrants.

          In 1998, the Company raised $4,913,700 of equity financing at a cost of $2,498,000. During 1998 the Company purchased additional inventory of approximately $2,882,000 to meet the anticipated obligation under the Distribution Agreement referred to in Note 10(B). The lack of performance by the Distributor has been outlined in Note 10(B). The proposed termination of this Agreement leaves the Company with most of its funds, which are required for operations, invested in inventories with no significant prospects for sales.

          The Company's continued ability to operate as a going concern is dependent on its ability to raise additional capital and achieve a successful level of sales. The Company is attempting to obtain the financing necessary to fund operations. However, there can be no assurance that the financing will be satisfactorily concluded in time to provide the Company the working capital it needs to continue operations. The aforementioned circumstances raise substantial doubt as to the Company's ability to continue as a going concern at December 31, 1998.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 3 - NOTES RECEIVABLE

         The Company previously had a promissory note due from Opal Technologies ("Opal"). The note had an original interest rate of eight percent and an annual interest rate of eighteen percent after the note becomes due. However, no interest had been accrued due to the fact that it seemed doubtful that the interest would be received. Although the Company continued to aggressively try to collect on the note receivable from Opal, the ability to collect seemed doubtful. Therefore, the note was written off as a bad debt in 1995. In 1996, the Company located the principals of Opal and renegotiated the note receivable calling for total payments of $248,000 including interest over a five year period. The Company recognizes income as payments are received.

         Pursuant to a settlement agreement dated September 27, 1995, Pride Integrated Services, Inc. agreed to pay the Company $310,000, which included interest over a ten year period with the payments beginning in October 1995. The settlement resulted from a suit filed by the Company against Pride Integrated Services, Inc. in October 1993, alleging copyright infringement and misappropriation of trade secrets. The note receivable was discounted as required by Accounting Principle Bulletin No. 21 using an 8% imputed interest rate. The balance of the note receivable, net of discount, is $166,588 and $183,493 as of December 31, 1998 and 1997, respectively.

NOTE 4 - INVENTORIES

         Inventories are comprised of the following as of December 31, 1998 and 1997:

                                                           1998         1997
                                                     ----------   ----------

             Finished Goods                          $  324,937   $   62,855
             Raw Materials                            2,006,188      200,869
             Supplies                                    26,857       83,958
                                                     ----------   ----------
                 TOTAL                               $2,357,982     $347,682
                                                     ==========   ==========

         During 1998 and 1997 respectively, $194,117 and 133,207 of inventory produced in the development of the Saf T Lok(R) was considered impaired due to technical advancements in the further development of the products and was written-off as obsolete.

NOTE 5 - PREPAID EXPENSES

         Prepaid expense is comprised of the following as of December 31, 1998 and 1997:

                                                     1998       1997
                                                 ----------  -----------

           Deposit on patent costs                 $ 64,438   $ 24,438
           Prepaid insurance                         56,072      6,399
           Deposits - tooling                        35,357       -
           Public relations agreement                  -       660,000
           Financial consulting agreement              -       197,917

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

NOTE 5 - PREPAID EXPENSES (CONTINUED)

                                            1998         1997
                                         ----------    ----------

         Prepaid marketing                     -           80,208
         Prepaid show expenses                 -           11,720
         Prepaid other                         -              512
                                         ----------    ----------
                 TOTAL                   $  156,867    $  981,194
                                         ==========    ==========

         The Company was required to enter into a Financial Public Relations Agreement valued at $750,000 in November 1997, in connection with the sale of 1,500,000 shares of common stock and stock purchase warrants for 2,500,000 shares of common stock. The term of this agreement was one year (Note 10-C). Expense of $660,000 and $90,000 was recognized in 1998 and 1997, respectively.

         In 1997, the Company also entered into a Financial Consulting Agreement in the amount of $250,000 in connection with the above mentioned equity transaction. The term of this agreement was one year (Note 10-C). Expense of $197,917 and $52,083 was recognized in 1998 and 1997, respectively.

         In 1997, the Company entered into a Marketing Agreement for which stock valued at $175,000 was issued for services to be rendered over one year (Note 10-C). Expense of $80,208 and $94,792 was recognized in 1998 and 1997, respectively.

         A payment for international patent costs was made to the Company's patent attorney for services to be provided in 1998 and 1999. The related patents have not yet been issued.


NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following as of December 31, 1998 and 1997:

                                            1998         1997
                                         ----------    ----------

         Equipment                       $  436,932    $  374,259
         Furniture and fixtures              52,625        52,625
         Tools and die                    1,500,492     1,196,594
         Software                            39,359        37,963
         Leasehold improvements              11,436        11,436
                                         ----------    ----------
                 TOTAL                    2,040,844     1,672,877

         Less accumulated depreciation      790,107       530,748
                                         ----------    ----------

                 TOTAL                   $1,250,737    $1,142,129
                                         ==========    ==========

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997




NOTE 7 - NOTE PAYABLE

                                                             1998       1997
                                                           ---------  --------

         Note Payable - shareholder, collateralized
         by patents, payable in monthly
         installments of $3,738 including
         interest at 7%, due March 1999 and
         paid in full in June 1998                              -     $121,758
                                                           ---------  --------


         Total Long-Term Debt                                          121,758
         Current Portion                                        -       60,677
                                                          ---------   --------

         Long-Term Debt, Less
         Current Portion                                  $     -     $ 61,081
                                                          =========   ========


NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are comprised of the following as of December 31, 1998 and 1997:

                                                 1998       1997
                                               --------   --------

         Accounts payable                      $371,533   $498,747
         Accrued expenses                       281,944    421,641
                                               --------   --------

             TOTAL                             $653,477   $920,388
                                               ========   ========


NOTE 9 - INCOME TAXES

         The components of the provision (benefit) for income taxes for the years ended December 31, 1998 and 1997 are comprised of the following:


                                                   1998      1997
                                                 ------    ------
              Current:
                   Federal                        $   -     $   -
                   State                                        -
                                                      -

                                                 ------    ------
                                                      -         -
                                                 ------    ------
              Deferred:
                   Federal                        $   -     $   -
                   State                              -         -
                                                 ------    ------
                                                      -         -
                                                 ======    ======

                   SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 9 -  INCOME TAXES (CONTINUED)

          The following table reconciles the income tax provision (benefit) at the U.S. Statutory rate to that in the financial statement is as:

                                                     1998           1997
                                                 -----------    -----------


               Benefit computed at 37%           $ 4,632,000    $ 3,433,000
               Less valuation allowance           (4,632,000)    (3,433,000)
                                                 -----------    -----------

               Income tax benefit                $      -       $      -
                                                 ===========    ===========

         The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax asset as of December 31, 1998 is as follows:


                                                                       1998
                                                                  ------------
            Benefit of net operating loss carryforwards            $ 4,632,000
            Less valuation allowance                                (4,632,000)
                                                                  ------------
            Net deferred tax asset                                 $      -
                                                                  ============

         As of December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12,520,000 which are available to offset future federal taxable income, if any, through 2018. These carryforwards are on a consolidated return basis for the members of the consolidated group and, accordingly the loss carryforwards may have certain separate income tax return limitations.

         As of December 31, 1998, sufficient uncertainty exists regarding the realization of the full amount of these operating loss carryforwards, and accordingly, a valuation allowance of $4,632,000 has been established.

         The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was $4,632,000 and $3,433,000, respectively.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Due to the fact that such change in ownership has occurred, the Company is subject to this limitation and the utilization of its tax benefit carryforwards will be restricted in the future. In the event of subsequent changes in the ownership of the Company, the tax benefits may be further restricted.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

          A) OPERATING LEASES

             In February 1996, the Company entered into a three year lease for its office facility. The Company is required to pay $144,000 over the three year period. The agreement also provides for a renewal option for three years beginning February 1, 1999 at a base rent totaling $166,830. The future minimum rental payments required under this operating lease through January 1999 is $4,452. The total rent expense charged to operations was $99,263 and $54,468 for the years ending December 31, 1998 and 1997, respectively. The Company moved to new facilities in December 1998 and did not renew this lease.

             The Company entered into a new five year lease for its office and manufacturing facility commencing August 1, 1998. The Company is required to pay $424,132 in rent over the five year lease term, which includes $22,500 of annual operating expenses. The operating expenses are subject to adjustment based upon actual costs incurred.

             The future minimum lease payments required under this operating lease are as follows:

                          Year                         Amount
                          ----                         ------
                          1999                      $  86,641
                          2000                         89,848
                          2001                         93,215
                          2002                         96,751
                          2003                         57,677
                                                    ---------
                                                    $ 424,132
                                                    =========

          B) MAJOR CUSTOMER AND POSSIBLE LOSS THEREOF

             On February 10, 1998 the Company accepted a purchase order from an independent wholesaler for the purchase of $6,000,000 of the Company's gun locks and received a $1,000,000 advance payment. The wholesaler was a well established business. The Company fulfilled its commitment to deliver $1,000,000 of gun locks to the wholesaler in the first 120 days. Thereafter, the wholesaler purchased $9,680 of product from the Company for which payment has not been received. No further orders were placed by the wholesaler in 1998.

             On February 11, 1998, the Company entered into a three year Distribution Agreement with a newly organized company (" the Distributor"), with no direct experience, for the purchase of $20,000,000 of the Company's product over a period of three years.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

          B) MAJOR CUSTOMER AND POSSIBLE LOSS THEREOF (CONTINUED)

             The agreement provided that the first $6,000,000 of the wholesaler's order discussed above, would be credited to the distributor's obligation to fulfill the requirements of its $7,000,000 initial order. Neither the wholesaler nor the distributor have fulfilled their commitment according to the agreement. During 1998, the distributor purchased $477,115 of the Company's product for which it has not been paid. The Company has not achieved sales targets as originally set forth in the distribution agreement. These customers represented approximately 95% of the Company's sales in 1998. This has negatively impacted the Company's operations.

             Under the terms of the Distribution Agreement, the distributor was obligated to create and place certain types of advertising for a total of $5,000,000 over a two year period. The Company delivered 1,000,000 shares of its common stock valued at $3,781,000 to the distributor, which was to be earned by the distributor at the rate of one share of stock for each five dollars of advertising placed. The distributor pledged the stock to the Company as security for the distributor's obligation to place the advertising.

             In addition to and in connection with the Distribution Agreement, the company entered into an agreement with three companies, designated by the parties who were instrumental in assisting the Company in finding the wholesaler and the distributor. The three companies were granted in the aggregate, 2,000,000 warrants of the Company's stock at an exercise price of five dollars per share. (NOTE 11-G)

             The Company also entered into a commission agreement with a consulting company which helped the Company structure the agreement with the distributor. This agreement provides that the consulting company receive a 15% commission from the sale of the products in accordance with the Distribution Agreement, and a 15% fee upon the exercise of the 2,000,000 five dollar warrants mentioned above. To date the warrants have not been exercised and a liability has been accrued to provide for the 15% commission on the sale of product.

             The Company is presently in negotiations with the Distributor to terminate the Distribution Agreement and all of the related commission and consulting agreements.

          C) CONSULTING AGREEMENTS

             In June 1997, the Company entered into a one year marketing agreement which was intended to create a strategic and tactical marketing plan. The cost of these services was $175,000, which was paid for in stock, plus $2,500 per month for one year.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

          C) CONSULTING AGREEMENTS (CONTINUED)

             On October 17, 1997 the Company entered into a one year Financial Consulting Agreement, at a fee of $250,000, with a consultant who was to provide a wide variety of services related to the management, operations and financing of the Company. The agreement stated that the consultant was currently working with potential buyers for the Company's products and would use his best efforts to find additional buyers. The $250,000 fee was paid in November 1997.

             On October 24, 1997 the Company entered into a one year Financial Public Relations Agreement, subsequently changed to a Product Recognition Campaign, with a marketing firm. The Financial Public Relations agreement would not take effect until the Regulation S offering was completed to three offshore companies for 1,500,000 shares and 2,500,000 warrants in November 1997 and January 1998. The marketing firm was to receive compensation of $750,000 plus 25,000 unregistered shares of the Company's common stock valued at $68,750. The first $375,000 was paid in November 1997, and the final $375,000 was paid in 1998. The 25,000 shares of stock were issued in March 1998. On January 1, 1998, the Company entered into an additional, one year, Product Recognition Campaign Agreement with the marketing firm, for a fee of $10,000 per month, which was designed to expose the Company and its product line to the general public and news media services. This contract was canceled in June 1998.


         D) EMPLOYMENT AGREEMENTS

            In April 1997 the Company entered into a two year employment agreement with it's President, which provided in part for base compensation of $100,000 and discretionary pay incentives based upon the Company's performance. The President's employment was terminated in June 1998. (See Note 13)

            In May 1998 the Company entered into a one year employment agreement with it's Vice President of Marketing which provides in part for a base salary of $60,000 and various discretionary pay incentives based upon the Company's performance.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 11 - SHAREHOLDERS' EQUITY

          A) THE 1993 STOCK PLAN

             In March 1993, the Company established a stock option plan to enhance the ability of the Company to attract and retain qualified employees, consultants, officers and directors by creating incentives and rewards for their contributions to the success of the Company. An aggregate of 500,000 shares of common stock may be issued in the plan.

             The plan provides opportunities to purchase stock in the Company pursuant to options granted which qualify as incentive stock options (ISO's) under Section 422(b) of the Internal Revenue Code of 1986 and also for those which do not qualify as ISO's (non-qualified) options.

             The plan provides for an automatic grant of non-qualified options for 5,000 shares, vesting semiannually, for one year, to each non-employee director provided that the director is still serving as a director on the vesting date. In accordance with this provision, two directors were granted 10,000 options in 1998 and 10,000 options in 1997 at exercise prices of $1.50 and $3.25 per share, respectively.

             The exercise price of all qualified options granted under the plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. The exercise price for any participant in the qualified plan possessing more than 10% of the voting power of the Company's outstanding common stock must equal at least 110% of the fair market value on the grant date. As of December 31, 1998 and 1997, no shares have been issued under the qualified plan.

             During 1998 the Company granted 75,000 qualified stock options to seven employees at a market price of $1.09 per share. One employee was granted 10,000 non-qualified options at a market price of $3.89.

          B) OTHER INDIVIDUAL NON-QUALIFIED STOCK PLANS

             The Company also grants non-qualified options to its employees, consultants, officer's and directors through the use of individually tailored stock option agreements.

             In 1998, the Company granted 300,000 options to officers, 275,000 options to employees, and 115,000 options to consultants, each at a market price of $1.09.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997



          C) SUMMARY OF STOCK PLANS

             The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. Compensation costs to employees of $341,083 and $642,725 have been recognized related to stock options when the exercise price was below the fair market value of the stock at the date of grant, for the years 1998 and 1997, respectively. If the Company had elected to account for its stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per common share would have been reduced to the pro forma amounts indicated below:


                                                     1998             1997
                                               ------------    -------------

                      Net (Loss):
                           As reported         $ (6,066,394)   $  (5,264,606)
                           Pro forma           $ (7,499,470)   $  (6,614,730)

                      Basic EPS:
                           As reported         $      (.48)    $       (.76)
                           Pro forma           $      (.59)    $       (.96)

                      Diluted EPS:
                           As reported         $      (.48)    $       (.76)
                           Pro forma           $      (.59)    $       (.96)



             The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively:


                                                         1998      1997
                                                       -------    ------

                      Dividend yield                        -          -
                      Expected volatility                 103%       232%
                      Risk-free interest rate            5.16%      5.90%
                      Expected life of stock option    7 years    4 years


             The dividend yield reflects the assumption that the current dividend payout will continue to be zero. The expected life of the options is based on an estimate, and is not necessarily indicative of exercise patterns that may occur. The weighted average fair value per option was $1.04 and $3.35 for options granted during 1998 and 1997, respectively. A summary of the status of the Company's stock option plans as of December 31, and changes during each of the years then ended, is as follows:

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

          C)  SUMMARY OF STOCK PLANS (CONTINUED)

                                                                      1998                                    1997
          ---------------------------------------------------------------------------------------------------------------------
                                                                         Weighted                                Weighted
                                                                         Average                                 Average
                                                   Shares             Exercise Price       Shares             Exercise Price
          ---------------------------------------------------------------------------------------------------------------------
          Outstanding at
            beginning of year                        4,356,137        $        2.06             1,852,500     $        2.21
          Granted                                      785,000                 1.09             3,853,637              1.81
          Exercised                                   (297,000)                1.39              (200,000)              .36
          Forfeited/Expired                         (1,256,500)                2.17            (1,150,000)             2.07
          ---------------------------------------------------------------------------------------------------------------------
          Outstanding at
            end of year                              3,587,637                 1.55             4,356,137              2.06
          ---------------------------------------------------------------------------------------------------------------------
          Options exercisable
            at end of year                           2,145,971                 1.77             2,222,804              1.87
          ---------------------------------------------------------------------------------------------------------------------

          The following table summarizes information about the stock options outstanding at December 31, 1998:

                                                     Options Outstanding                       Options Exercisable
------------------------------------------------------------------------------------------------------------------------------
                                                          Weighted
                                                           Average          Weighted                           Weighted
                                           Number        Remaining           Average           Number           Average
Range of Exercise Prices                 Outstanding  Contractual Life    Exercise Price     Exercisable    Exercise Price
------------------------------------------------------------------------------------------------------------------------------
     $   .10 -  .50                        587,000              5.7       $       .42             587,000   $       .42
         .51 - 1.50                        775,000             10.0              1.10               5,000          1.50
        2.00 - 2.50                      2,152,500              3.5              2.15           1,485,834          2.21
        3.00 - 4.99                         61,137              4.6              3.40              56,137          3.37
        5.00 - 7.00                         12,000              4.5              5.83              12,000          5.83
-------------------------------------------------------------------------------------------------------------------------------
         .10 - 7.00                      3,587,637              5.2              1.55           2,145,971          1.77
-------------------------------------------------------------------------------------------------------------------------------

At December 31, 1998 there were 75,000 qualified stock options and 118,500 non qualified stock options outstanding under the 1993 Stock Plan. There were 587,000 individual non-qualified stock options (registered through an S-8 filed in 1997) and 2,807,137 individual non-qualified stock options (unregistered) outstanding at the end of December 31, 1998.
At December 31, 1997 there were 415,000 non-qualified stock options outstanding under the 1993 Stock Plan. There were 724,000 individual non-qualified stock options (registered through an S-8 filed in 1997) and 3,267,137 individual non-qualified stock options (unregistered) outstanding at the end of December 31, 1997.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

          D)   STOCK ISSUANCES

               On August 1, 1997 the Company executed the first of three Offshore Subscription Agreements offering to sell up to $2,000,000 aggregate principal amount of its convertible debentures in minimum denominations of $1,000. The offer and sale of the debentures was effected in accordance with and in reliance on the provisions of Regulation S promulgated under the Securities Act of 1933, as amended (the "Act"). The debentures had a term of five years with 8% interest per annum, payable with the Company's common stock at the time of conversion.

               Conversion rights began with the 41st day after issuance of the debentures into shares of the Company's common stock at a conversion price of 70% of the average closing bid price of the Company's common stock during the last five days prior to the effective date of the conversion. Further, beginning 90 days after the issuance of the debentures, holders of an aggregate of at least 25% of the outstanding principal amount of the debentures, or of at least 30% of the shares of common stock into which the debentures were convertible, were entitled to a one time demand registration right for such common stock at the expense of the Company and would also have unlimited piggyback registration rights for a period of three years after such issuance.

               Cash proceeds received from the sale of debentures in 1997 totaled $705,000. The 30% discount of $302,143 was recorded as interest expense in 1997 and increases the capital related to the conversion to 2,147,247 common shares of stock.

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

          D)   STOCK ISSUANCES (CONTINUED)

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

               In November 1997 the Company sold 1,250,000 shares of common stock and 2,083,333 stock purchase warrants to three offshore investors. The warrants grant the right to purchase 2,083,333 shares of the Company's common stock; 1,666,666 shares at an exercise price of $2.00 per share and 416,667 at an exercise price of $3.00 per share. The warrants expire in two years. The aggregate sum paid in cash for the shares and stock purchase warrants was $2,500,000. During 1998 the $2.00 warrants were exercised (NOTE 11-G). The balance of the stock and proceeds from the sale were held in escrow until January 1998.

               In connection with the placement of this sale of common stock and stock purchase warrants, an agent was paid a fee of 13.5% of the sales price of the common stock sold to the investors and $60,000 for legal fees. The placement agent will receive a fee of 13.5% of the sales price of the stock underlying the warrants when the warrants are exercised.

               In October 1997 the Company's president exercised 200,000 options, of which 72,000 were granted with an option price of $0.10 and 128,000 were granted with an option price of $0.50.

               On January 20, 1998 the Company issued 416,667 warrants in connection with the purchase of 250,000 shares of the Company's common stock from three offshore investors. The aggregate sum paid in cash for the shares and stock purchase warrants was $500,000. The warrants grant the right to purchase 333,334 shares at an exercise price of $2.00 per share and 83,333 shares at an exercise price of $3.00 per share. The warrants expire in two years.

               During 1998, two consultants exercised options to purchase 160,000 shares of the Company's common stock at $2.50 per share.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

          D)   STOCK ISSUANCES (CONTINUED)

               In March 1998, one employee/director exercised options to purchase 108,000 shares of the Company's common stock at $.10 per share.

               In March 1998, one employee exercised options to purchase 29,000 shares of the Company's common stock at $.10 per share.

               In March 1998, the Company issued 25,000 shares of common stock valued at $2.75 per share to a Financial Public Relations firm in connection with services rendered pursuant to a marketing agreement.

               In May and July 1998, the Company issued a total of 2,000,000 shares of stock in connection with the exercise of $2.00 warrants by three offshore investors.

               Pursuant to the February 11, 1998 Distribution Agreement (Note
               10), the distributor is obligated to create and place advertising totaling $5,000,000. The Company has issued 1,000,000 shares of its common stock in connection with the Distribution Agreement which has been pledged by the distributor as security for the obligation to place the advertising. As the distributor fulfills its obligation, the Company will release the pledged shares at the rate of one share for each five dollars of advertising placed. The company places a value on the services to be rendered of $3,781,000 using the latest trade price of the stock on the day before the agreement was signed.

               In June 1998, the Company issued 50,880 shares of stock in satisfaction of rent due to a landlord. The amount of the payable to the landlord at December 31, 1997 was $46,640. January 1998 rent of $4,240 was paid as part of this transaction.

          E)   PAID IN CAPITAL

               Non-employee consultants were granted 400,000 options in January 1997 at an exercise price of $2.50 which was $.50 per share lower than the fair market value at the date of grant. The value of these options was computed using the Black-Scholes option pricing model which resulted in the recognition of consulting expense and paid in capital of $882,956 in 1997.

               Non-employee consultants were granted 412,500 options in April 1997 at an exercise price of $2.50 which was $1.00 per share lower than the fair market value at the date of grant. The value of these options was computed using the Black-Scholes option pricing model which resulted in the recognition of consulting expense and paid in capital of $910,701.

               In August 1997 two officers and two board members were granted 324,000 stock options with an exercise price of $0.10 which was $0.93 per share lower than the fair market value at the date of grant. Compensation expense of $301,644 was recorded

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

          E)   PAID IN CAPITAL (CONTINUED)

               for the below market value difference in accordance with APB Opinion #25. This amount was also recorded as paid in capital.

               In 1997 Company officers and board members waived salary amounts which had been accrued for the year 1996. As a result, $122,184 has been classified to paid in capital.

               In 1997 officers and board members waived $193,525 of salary which has been reflected as compensation and paid in capital.

          F)   DEFERRED COMPENSATION

               In October 1997 two new board members were granted 500,000 stock options with an exercise price of $2.00 which was $1.25 per share lower than the fair market value at the date of grant. The options vested one third in the year of grant and will be fully vested over a three year period. In 1998 and 1997, compensation expense of $208,333 per year was recorded for the vested portion of the below market difference in accordance with APB Opinion #25. This amount was also recorded as amortized deferred compensation. The entire non vested portion of compensation has been recorded as deferred compensation (a contra-equity account), in the year of grant. For purposes of FASB #123 disclosure, the fair value of the 500,000 options using the Black-Scholes option pricing model is $1,598,941. This fair value has been ratably recognized over the vesting period for disclosure purposes.

               In December 1997 the Chairman of the Board was granted 1,000,000 stock options at an exercise price of $2.00 which was $.5310 per share lower than the fair market value of the stock at the date of grant. The options vest over a four year period beginning in 1997, provided the Chairman continuously serves as a member of the Board of Directors and that the patented inventions continue to be assigned to the Company. In 1998 and 1997, compensation expense of $132,750 per year was recorded for the vested portion of the below market value difference in accordance with APB Opinion #25. This amount was also recorded as amortized deferred compensation. The entire non vested portion of compensation has been recorded as deferred compensation (a contra-equity account), in the year of grant. For purposes of FASB #123 disclosure, the fair value of the 1,000,000 options using the Black-Scholes option pricing model is $2,490,318. This fair value has been ratably recognized over the vesting period for disclosure purposes.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

               In December 1997 the President was granted 450,000 stock options at an exercise price of $2.00 which was $.5310 per share lower than the fair market value of the stock at the date of grant. Options for 150,000 shares vest on December 31, 1998 and options for 300,000 shares vest on December 31, 2001, provided the President is continuously in employment with the Company as of each vesting date. The 300,000 options may vest earlier based upon performance levels established by the Board of Directors. If the net after tax profits for 1999 exceed $1,000,000 or $1,500,000 then 50,000 shares or 100,000 shares will vest, respectively. If the net after tax profits for the year 2000 exceed $1,500,000 or $2,000,000 then 100,000 shares or 150,000 shares will vest, respectively. The entire non vested portion of the below market value difference has been recorded as deferred compensation (a contra equity account), in the year of grant. For purposes of FASB #123 disclosure, the fair value of the 450,000 options using the Black-Scholes option pricing model is $1,245,159. In April 1998, the president's employment with the company terminated. The previously recorded deferred compensation of $265,500 relative to APB Opinion # 25 has been reversed in 1998 as these options have been forfeited.

          G)   WARRANTS

               Prior to 1996, the Company issued warrants to Barington Capital Group, L.P., the Company's underwriter in its initial public offering, to purchase 120,000 shares of the Company's common stock at an exercise price of $11.20. These warrants expired in 1998.

               On August 1, 1997 the Company executed the first of three Offshore Subscription Agreements offering to sell up to $2,000,000 aggregate principal amount of its convertible debentures in minimum denominations of $1,000. In connection with the placement of this sale, the Company paid a cash commission of 10% of the offering price, a 3% non-accountable expense allowance, stock purchase warrants for shares of common stock equal to 10% of the aggregate number of shares received by the holder's of the debentures (214,725 warrants) at an exercise price equal to 120% of the conversion price per share calculated for each instance in which the conversion of a debenture took place. The average exercise price for each warrant is $.396. The fair market value of the warrants calculated using the Black-Scholes option pricing model is $293,961.

               In November 1997 the Company issued 2,083,333 stock purchase warrants to three offshore investors in connection with the purchase of 1,250,000 shares of common stock. The warrants grant the right to purchase 2,083,333 shares of the Company's common stock; 1,666,666 shares at an exercise price of $2.00 per share and 416,667 at an exercise price of $3.00 per share. The warrants expire in two years. The two dollars warrants referred to herein, were all exercised in 1998.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

          G)   WARRANTS (CONTINUED)

               On January 20, 1998 the Company issued 416,667 warrants in connection with the purchase of 250,000 shares of the Company's common stock from three offshore investors. The warrants grant the right to purchase 416,667 shares of the Company's common stock (333,334 shares at an exercise price of $2.00 per share and 83,333 at an exercise price of $3.00 per share). The warrants expire in two years. The two dollar warrants referred to herein, were all exercised in 1998.

               In connection with the exercise of the 2,000,000 two dollar warrants, a 13.5% fee was paid to the original placement agent of $540,000. A fee of $375,000 was paid to partially satisfy the remaining balance of the $750,000 Financial Public Relations agreement which was a required obligation of the Company upon sale of the original 1,250,000 shares. After legal fees of $74,000 were deducted, the net proceeds were $3,011,000.

               In connection with the Distribution Agreement, on February 11, 1998 the Company entered into an agreement with three unaffiliated companies, granting them stock purchase warrants for an aggregate total of 2,000,000 shares of common stock with an exercise price of $5.00 per share and a term of five years. These companies were instrumental in assisting the Company in finding the Wholesaler and the Distributor. The value of these 2,000,000 warrants was computed using the Black-Scholes option pricing model which resulted in the recognition of $1,884,000 of commission expense in 1998.

                    A summary of the status of the Company's warrant activity
               is as follows:

                                                                           1998                          1997
----------------------------------------------------------------------------------------------------------------------------
                                                                              Weighted                      Weighted
                                                                              Average                       Average
                                                          Shares           Exercise Price    Shares      Exercise Price
----------------------------------------------------------------------------------------------------------------------------
          Outstanding at
            beginning of year                              2,418,058       $      2.49         120,000   $     11.20
          Granted                                          2,416,667              4.52       2,298,058          2.03
          Exercised                                       (2,000,000)             2.00              --            --
          Forfeited/Expired                                 (120,000)            11.20              --            --
----------------------------------------------------------------------------------------------------------------------------
          Outstanding at
           end of year                                     2,714,725              4.27       2,418,058          2.49
----------------------------------------------------------------------------------------------------------------------------
          Warrants
           exercisable
           end of year                                     2,714,725              4.27       2,418,058          2.49
----------------------------------------------------------------------------------------------------------------------------

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED)

          F)   WARRANTS (CONTINUED)


          The following table summarizes information about the warrants outstanding as of December 31, 1998:



                                                       Warrants Outstanding                                 Warrants Exercisable

                                                            Weighted
                                                             Average          Weighted                           Weighted
                                           Number          Remaining           Average           Number           Average
     Range of Exercise Prices            Outstanding    Contractual Life     Exercise Price    Exercisable      Exercise Price
     ------------------------------------------------------------------------------------------------------------------------------
     $   .40 or less                       214,725              3.5          $         .396       214,725   $         .396
        2.00  -2.99                              -                -                       -             -                -
        3.00  -4.99                        500,000              1.0                    3.00       500,000             3.00
        5.00  -                          2,000,000              4.2                    5.00     2,000,000             5.00
     ------------------------------------------------------------------------------------------------------------------------------
         .40  -5.00                      2,714,725             3.57                    4.27     2,714,725             4.27
     ------------------------------------------------------------------------------------------------------------------------------

NOTE 12 - EARNINGS (LOSS) PER COMMON SHARE

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective for the year ended December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per common share ("EPS") in the statement of operations. Under the new requirements, basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS, which is basic EPS adjusted for the dilutive effect of stock options and other securities that may be converted into common shares, is not presented as the effects would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                                       1998                1997
                                                                               ---------------       ---------------
          Numerator:

          Net (Loss)                                                           $    (6,066,394)      $    (5,264,606)
          Numerator for basic EPS                                                   (6,066,394)           (5,264,606)
          Effect of dilutive securities:                                                     -                     -
                                                                               ---------------       ---------------
          Numerator for diluted EPS                                            $    (6,066,394)      $    (5,264,606)
                                                                               ---------------       ---------------
          Denominator:
          Denominator for basic EPS
            weighted-average shares                                                 12,619,241             6,920,820
          Effect of dilutive securities:
            Stock Options                                                                    -                     -
            Warrants                                                                         -                     -
            Potentially dilutive common shares                                               -                     -
                                                                               ---------------       ---------------
          Denominator for diluted EPS                                               12,619,241             6,920,820
                                                                               ---------------       ---------------
          Basic EPS                                                            $          (.48)      $          (.76)
                                                                               ---------------       ---------------
          Diluted EPS                                                          $          (.48)      $          (.76)
                                                                               ---------------       ---------------

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

NOTE 13 - LITIGATION

          The Company and the current Chairman of the Board are being sued by a former Chief Executive Officer, who was hired and terminated in 1996. The basis of the suit is for libel and slander arising from her appointment and termination. The Company is being represented by its Insurance Company. The case is in its final stages and the Company does not anticipate a material effect on the financial statements.

          The Company has been named as a defendant, along with the current President and Chief Executive Officer and the former President and Chief Executive Officer, in three lawsuits commenced in the United States District Court for the Southern District of Florida between June and August 1998. The three suits, each denominated as a class action, allege violations of the federal securities laws and, more specifically, that the Company and its officers made misrepresentations, or failed to disclose material information between May 26, 1998 and June 12, 1998 concerning a development agreement allegedly entered into with Semiconductor Laser International Corporation and a highly favorable research report issued by Woodward Trading Company. The Company has, consistent with its Articles of Incorporation and Florida law, provided indemnification to it's officers. Although insurance coverage exists for defense costs and any eventual liability, the coverage is limited and is subject to a retention of $250,000. The lawsuits have been consolidated and the plaintiffs, who have applied to the Court to certify the matter as a class action, have indicated they intend to file a new complaint shortly. At this very preliminary stage of the proceedings, legal counsel is unable to say that any particular outcome is either probable or remote.

          The former President and Chief Executive Officer of the Company commenced an action in the Florida State Court in October 1998 against the Company and its current President and Chief Executive Officer. The lawsuit challenges the former President's termination under the terms of his Employment Agreement and the Company's decision to block his attempt to exercise options and sell stock in the Company while in the possession of material non-public information. It also alleges that he, the former President, is entitled to salary and all of his vested and nonvested options through the remainder of his employment period. He also claims he was libeled. This matter is still in the pleading stages and the Company intends to assert numerous counterclaims against the former President in it's response. At this preliminary stage in the litigation, legal counsel is unable to say that any particular outcome is either probable or remote.

          On May 29, 1998, the Company was informed that the Securities and Exchange Commission's Division of Enforcement (the "SEC") had begun an informal investigation into whether the Company had violated relevant laws, rules or regulations with regard to its publicly traded securities, and requested that the Company voluntarily produce documents for the period beginning January 1, 1996 through present. The Company has complied with the SEC's initial and subsequent requests to produce documents, choosing not to claim privilege or withhold any requested information in its possession. On February 18, 1999, the President and Chief Executive Officer testified before the SEC pursuant to a subpoena. At that time, the SEC made available to the Company its formal Order Directing Private Investigation and Designating Officers to Take Testimony.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

NOTE 13 - LITIGATION (CONTINUED)

          Legal counsel has indicated that it is too early to speculate what the outcome of this investigation or the potential impact on the Company will be. No action or litigation has been instituted.

NOTE 14 - SUBSEQUENT EVENTS

          On January 5, 1999, one officer/employee and one employee, exercised 115,000 ten cent stock options. The gross proceeds to the Company was $11,500.

          On January 18, 1999 two officers/employees and one employee forfeited all present and future claims to 30,000 options granted to them in 1996 at an exercise price of $3.06 per share.

          On January 29, 1999 the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission, registering 2,802,000 previously granted, non-qualified stock options of directors, officer's, consultants and employees.

          On February 16, 1999, pursuant to an agreement ratified by the board of directors on January 20, 1999, the Company issued 25,000 shares of it's common stock to two marketing consultants to begin the creation of a business plan and to commence a search to secure financing. An additional 25,000 shares will be issued to the marketing consultants upon receipt by the Company of a bonafide $2,000,000 equity financing agreement. Once funds are received, the marketing consultants will receive 5% of the gross proceeds as a commission and the Company will approve an expenditure to continue with a marketing plan in the amount of $250,000 of which 20% will be paid in cash over a twelve month period, and 80% in the form of the Company's common stock.