Form 10QSB
period 1999-03-31
SAF T LOK INC
filed 1999-05-17
CIK 902056

--------------------------------------------------------------------------------
                                    _______

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________
                                  FORM 10-QSB
     Mark One:
          [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

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

                            1101 Northpoint Parkway
                           West Palm Beach, FL 33407
                   (Address of principal executive offices)

                         Telephone No. (561) 478-5625
                            _______________________

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

                                 Yes  X  No __
                                      -

As of May 7, 1999 there were 13,919,261 shares of the issuer's common stock outstanding.

        Transitional Small Business Disclosure Format:  Yes  __  No X
                                                                    -
       ----------------------------------------------------------------

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


                         Part I. Financial Information

Item 1. Financial Statement.

The registrant's financial statements for the quarter ended March 31, 1999 are attached hereto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, attached hereto, and in conjunction with the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB filed with the SEC on April 15, 1999.

First quarter of 1999 versus the first quarter of 1998
------------------------------------------------------

Sales for the first quarter of 1999 were $49,416 as compared to sales for the first quarter of 1998 of $248,910, such decrease is primarily due to the fact that the distributor failed to make the required purchases under the distribution agreement. Revenues, which consist of sales, interest and royalty income, and other miscellaneous income, totaled $58,722 for the first quarter of 1999 as compared to of $277,436 for the first quarter of 1998. Sales for the first quarter of 1999 were almost entirely from shipments to law enforcement agencies. The magazine lock accounted for

97% of the shipments while the grip lock was only 3%, reflecting the approximate proportion of semi-automatic pistols to revolvers in use by the law enforcement.

A number of law enforcement agencies that purchased locks in the first quarter of 1999 were the U. S. Nuclear Regulatory Commission; the U. S. Customs Service; the Navajo Nation; the City of Miami Springs, Florida; the City of Macomb, Illinois; Logan City, Utah; Cumberland County North Carolina; Key Biscayne, Florida; and Harvard University. In addition, in April and May 1999 the Company received purchase commitments from the Los Angeles, California Unified School District and the City of Hollywood, Florida.

Substantially all sales in the first quarter of 1998 consisted of shipments of grip locks through the Distribution and Pricing Agreement with United Safety Action, Inc. ("Distribution Agreement"). The Company is currently seeking to terminate the Distribution Agreement.

Gross profit for the first quarter of 1999 was $23,362 or 47% of sales, as a high proportion of the sales were at list price levels. There were no sales in the first quarter of 1999 through the Distribution Agreement.

Gross profit on sales for the first quarter of 1998 were 81%, reflecting a lower costed, older inventory from which most of the goods were shipped. Viewing the cost of goods sold as reported in the 10KSB for the entire year of 1998 allows for a more proportionate comparison of the cost of goods sold and gross profits between the two quarters.


SG&A expenses for the first quarter of 1999 totaled $466,924 as compared to SG&A expenses for the first quarter of 1998 of $214,694. The major differences in expense categories for first quarter of 1999 vs. first quarter of 1998 are:

- Advertising of approximately $9000 in Law Enforcement publications in the first quarter of 1999 as compared with $300 in the first quarter of 1998.
- Marketing consultant expenses to prepare a business plan in the first quarter of 1999 of approximately $36,000 (paid by issuance of common stock) as compared with approximately $89,000 in the first quarter of 1998 consisting of the first quarter amortized portion of a public relations agreement and a consulting agreement as part of a financing package.
- Sales samples to Law Enforcement agencies of approximately $27,000 in the first quarter of 1999 as compared with none in the first quarter of 1998. The Company did not begin its marketing campaign to Law Enforcement agencies until production of the magazine lock commenced after the first quarter of 1998. Presenting prospective Law Enforcement customers with trial samples is an integral part of the sales process to this market segment.
- Trade show and sales activities resulted in expenses of approximately $15,000 in the first quarter of 1999 as compared with approximately $1400 in the first quarter of

1998. More trade shows were attended in the first quarter of 1999 as the Company prepared for its sales efforts into the Law Enforcement market.
- Accounting expenses relating to the preparation and audit of the annual report of approximately $37,500 in the first quarter of 1999 as compared with approximately $6,000 in the first quarter of 1998. These differences are mainly a result of timing of invoices as 1998 charges, in total, were more than 1999.
- Legal costs of approximately $53,000 associated with the class action securities suit and the lawsuit by the former Company President, John Gardner, in the first quarter of 1999 as compared with lesser miscellaneous legal expenses of approximately $4,500 in the first quarter of 1998.
- Consulting fees for increased product promotional activity and the engagement of a consulting firm, which was instrumental in the procurement of the GSA contract, resulted in expenses of approximately $35,000 in the first quarter of 1999 as compared with approximately $21,000 in the first quarter of 1998.
- Fees related to filing required reports to regulatory agencies of approximately $18,000 in the first quarter of 1999 as compared with approximately $1400 in the first quarter of 1998 was due mainly to increased volume of filings in the normal course of business.
- Salary expenses were approximately $134,000 in the first quarter of 1999 as compared with approximately $62,000 in the first quarter of 1998. In the first quarter of 1999 there were more salaried employees than in the first quarter of 1998. Although manufacturing activities had been reduced in the first quarter of 1999, key employees were retained in order to keep the manufacturing capability intact. Also, in the first quarter of 1999 executive salaries were being accrued whereas in 1998 those salaries were not accrued in the first quarter.
- Rent charges of approximately $29,000 in the first quarter of 1999 as compared with approximately $13,000 in the first quarter of 1998. Higher costs in the first quarter of 1999 reflect the move to consolidate all activities into an adequate building and one month of rent overlap in the Tequesta building to facilitate moving. Also, in the first quarter of 1998 the Company had just begun to increase production to satisfy the Distribution Agreement and had not yet incurred rent charges for warehousing and production facilities.

Depreciation and amortization reserves increased to $65,387 in the first quarter of 1999 as compared with $51,942 in the first quarter of 1998 because of the purchase of additional tooling for the magazine lock after the first quarter of 1998.

Including all SG&A, depreciation, amortization, and miscellaneous income the first quarter of 1999 resulted in a loss of ($499,728), or $(.03) per share as compared with a loss of ($76,715), or $(.01) per share for the first quarter of 1998.


Liquidity

The Company ended the first quarter of 1999 with a cash balance of $44,430 and accounts receivable of $82,106 against accounts payable of $243,951, leaving it in a low cash position, similar to that which resulted in the going concern qualification expressed by the independent auditors in the 1998 year end 10KSB filing on April 15, 1999.

A large portion of the Company's current assets are in inventories of $2,322,708 which resulted from the build-up of parts and finished goods to meet the requirements of the Distribution Agreement. When United Safety Action, Inc. failed to make the required purchases and payments under the Distribution Agreement, the Company was left with excessive inventory. Other current assets of $160,778 consist mainly of prepaid legal fees, insurance, tooling deposits and rent which will serve to reduce cash needs for the next quarter and beyond. The accounts payable of $243,951 consists mainly of normal trade debts that have been extended through negotiations with the debtors. Accrued expenses of $368,195 consist mainly of accrued executive salaries from 1998 and the first quarter of 1999 and accrued commissions under the Distribution Agreement. The accrued expenses do not constitute an immediate cash need. One vendor has agreed to accept Company stock in satisfaction of his debt and for performance of future services.

The Company is in the midst of several capital raising negotiations and expects to raise sufficient operating capital within the second and third quarters of 1999 to meet its projected needs for the next year.


Capital Resources and Expenditures

The Company acquired miscellaneous tooling of approximately $13,000 in the first quarter of 1999.


Year 2000 Compliance. The Company has analyzed Year 2000 issues with its computer and software advisors and has assessed the impact of Year 2000 issues on the Company's operations. The Company is in the process of obtaining and reviewing critical vendor's documentation of Year 2000 compliance. The Company believes that its existing computer programs are fully Year 2000 compliant and that it will not be necessary to incur any material expenses with regard to Year 2000 issues in the future. The Company believes that all of its non-information systems are Year 2000 compliant. The Company believes that there are currently no other material Year 2000 issues to be disclosed.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.


                          Part II. Other Information

Item 1. Legal proceedings

In December 1996 Lisa Broderick Fogel and her husband Bruce Fogel sued the Company and Mr. Franklin W. Brooks in the Circuit Court for Martin County, Florida for defamation and loss of consortium arising out of Mrs. Fogel's brief tenure in November 1996 as President of the Company. On April 30, 1999 the parties agreed to an out of court settlement of the case. Ms. Broderick Fogel is to receive $50,000 cash and stock options valid for one year for 110,000 shares of Saf T Lok Incorporated common stock at a strike price of $0.10 per share.

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

Item 2. Changes In Securities.

In February 1999 the Company sold 12,500 shares of unregistered Common Stock to a marketing firm for services rendered in assisting with the creation of a business plan and to seek additional funding. The Company believes that because the transaction by the Company did not involve a public offering, such sale was exempted from registration under (S)4(2) of the Exchange Act.

In February 1999 the Company sold 12,500 shares of unregistered Common Stock to a consultant for services rendered in assisting with the creation of a business plan and to seek additional funding. The Company believes because the transaction by the Company did not involve a public offering, that this sale was exempted from registration under (S)4(2) of the Exchange Act.

Item 3. Defaults upon Senior Securities.

None.


Item 4. Submission Of  Matters To A Vote Of Security Holders.

During the first quarter of 1999 no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


Item 5. Other Information

 None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Reports on Form 8-K.


Form 8K/a filed on February 11, 1999 in conjunction with an earlier S-1 filing and subsequent withdrawal providing exhibits of the MDC Marketing agreement and the AB Consulting agreement.

Outlook
-------

The Company ended the first quarter of 1999 facing a number of significant problems including the need to obtain funding of its working capital requirements, ongoing litigation (including litigation involving two of its past presidents) and an ongoing SEC investigation. See "Legal Proceedings" and "Liquidity". In addition, the Company's distributors have not met their obligations under the Distribution Agreement with respect to the quantities of the Company's products to be sold and the amount of advertising to be conducted.

However, by May 14, 1999 the company had made significant progress on these problems. The lawsuit brought by its former President, Lisa Broderick Fogel has been settled. (See "Legal Proceedings". Negotiations to terminate the Distribution Agreement are progressing towards completion and the Company is nearing conclusion of a portion of its funding needs.

With respect to the Company's marketing activities, in March 1999 the Company entered into a five year contract with the U.S. General Services Administration pursuant to which Federal agencies (and some State agencies) can purchase the Company's products on the basis of previously negotiated terms and discount prices. The Company has also commenced sales to certain law enforcement agencies and has received endorsements from a number of organizations, including a recent one from the institute For Police Research. To date, the cities of New Orleans, Chicago, Miami, Atlanta, Cleveland, Detroit and Bridgeport have filed suit against gun manufacturers for producing unsafe weapons or irresponsible sales tactics. The Company has also received positive publicity on TV and in a number of newspaper articles. The tragedy at Columbine High School, in Colorado, has gelled the public's attention on the need to make handguns safer and less available to juveniles, with the issue currently being debated in the U.S. Congress and many State Legislatures. The NRA and the major gun manufacturers have made public statements in the press and TV softening their resistance to any substantive improvements in gun safety. A number of the cities that filed the lawsuits have offered to settle the cases if the gun manufacturers will take positive steps to produce safer guns.

On balance, the Company is optimistic that the combination of the publicity and endorsements the Company and its products have received, the national focus on handgun safety, the recent significant sales to law enforcement agencies and the leading state-of-the-art position that its gunlocks hold over competitive products will permit the Company to increase both its sales and revenues in the coming quarters.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAF T LOK INCORPORATED

By: /s/ Franklin W. Brooks        Date: May 17, 1999
   -----------------------


Franklin W. Brooks, Chairman, President, Chief Executive Officer

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       F/K/A RGB COMPUTER & VIDEO, INC,


                                     INDEX
                                     -----


                                                  Page
                                                  ----

BALANCE SHEETS                                    F2-F3

STATEMENTS OF CHANGES IN
  SHAREHOLDERS' EQUITY                            F4-F5

STATEMENTS OF OPERATIONS                            F6

STATEMENTS OF CASH FLOWS                          F7-F8

NOTES TO FINANCIAL STATEMENTS                     F9-F11

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         AS OF MARCH 31, 1999 AND 1998



                                    ASSETS
                                    ------

                                                                          1999                      1998
                                                                       ----------                ----------
CURRENT ASSETS

   Cash and cash equilvalents                                          $   44,430                $2,358,999

   Accounts Receivable (less allowance
     for doubtful accounts of $502,656
     and $14,510, respectively)                                            82,106                     4,605

   Note Receivable                                                         13.863                    16,794

   Inventories                                                          2,322,708                   592,057

   Prepaid Expenses                                                       160,779                 1,735,112



          TOTAL CURRENT ASSETS                                          2,623,886                 4,707,567


PROPERTY AND EQUIPMENT, LESS
   ACCUMULATED DEPRECIATION                                             1,198,814                 1,211,210


OTHER ASSETS

   Patents, (less accumulated amortization
     Of $111,847 and $78,264, respectively)                               310,930                   344,513

   Note receivable, less current portion                                  148,285                   162,545

   Other assets                                                             9,016                     2,150


          TOTAL OTHER ASSETS                                              468,231                   509,208


          TOTAL                                                        $4,290,931                $6,427,985

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         AS OF MARCH 31, 1999 AND 1998


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                                          1999                      1998
                                                                       ----------                ----------
CURRENT LIABILITIES

   Note Payable                                                        $     35,441              $     60,677

   Accounts Payable                                                         243,951                   559,640

   Accrued Expenses                                                         371,061                   316,233

   Prepayments                                                                    -                   851,780


          TOTAL CURRENT LIABILITIES                                         650,453                 1,788,330


LONG-TERM LIABILITIES

   Notes Payable, less current portion                                            -                    61,081
                                                                       ------------              ------------

          TOTAL LIABILITIES                                                 650,453                 1,849,411


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY

   Common Stock, $.01 par value,
     20,000,000 shares authorized, 13,749,957
     and 11,479,077 shares issued and
     outstanding, in 1999 and 1998, respectively                            137,500                   114,791

   Paid-in-capital                                                       27,680,603                22,758,587

   Other equity reductions                                               (4,254,829)               (4,861,416)

   Accumulated deficit                                                  (19,922,796)              (13,433,388)
                                                                       ------------              ------------

          TOTAL SHAREHOLDERS' EQUITY                                      3,640,477                 4,578,574
                                                                       ------------              ------------

          TOTAL                                                        $  4,290,931              $  6,427,985

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                                         OTHER
                                      COMMON STOCK        PAID-IN        EQUITY
                                 ---------------------
                                   SHARES      AMOUNT     CAPITAL       REDUCTIONS      DEFICIT         TOTAL
                                 ---------   -----------------------   ------------   ------------    -----------
Balance - January 1, 1997        5,655,255   $ 56,553    $ 9,167,898   $              $ (8,092,067)   $ 1,132,384

Issuance of common stock in
 connection with conversion
 of debentures                   2,147,247     21,472        985,671                                    1,007,143

Issuance of common stock in
 connection with severance
 agreement                          30,000        300         78,450                                       78,750

Issuance of common stock in
 connection with repayment
 of loans to major shareholder     102,012      1,020        198,980                                      200,000

Issuance of common stock to
 suppliers and service
 providers                         169,486      1,695        370,653                                      372,348

Issuance of common stock to
 offshore investors              1,683,077     16,830      3,033,170                                    3,050,000

Issuance of common stock to
 an officer upon exercise of
 stock options                     200,000      2,000         69,200                                       71,200

Deferred compensation                                      1,421,500     (1,421,500)                         -

Stock options granted to
 officers, directors and
 consultants                                               2,411,010                                    2,411,010

Amortization of deferred
 compensation                                                341,084                                      341,084

Net loss                                                                                (5,264,606)    (5,264,606)
                                 ---------   -----------------------   ------------   ------------    -----------

BALANCE - DECEMBER 31, 1997      9,987,077   $ 99,870    $17,736,532   $ (1,080,416)  $(13,356,673)   $ 3,399,313
                                 =========   ========    ===========   ============   ============    ===========
Issuance of common stock to
 offshore investors                250,000   $  2,500    $   497,500   $              $               $   500,000

Issuance of common stock to
 2 consultants upon exercise
 of stock options                  160,000      1,600        398,400                                      400,000

Issuance of common stock to
 a director/employee upon
 exercise of stock options         108,000      1,080          9,720                                       10,800

Issuance of common stock to
 an employee upon
 exercise of stock options          29,000        290          2,610                                        2,900

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS= EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
                                  (CONTINUED)

                                                                 OTHER
                                         COMMON STOCK           PAID-IN          EQUITY
                                   ------------------------
                                     SHARES        AMOUNT       CAPITAL        REDUCTIONS        DEFICIT        TOTAL
                                   ----------    ----------    -----------   --------------    ------------   ----------
Issuance of common stock in
 connection with a marketing
 agreement                             25,000           250         68,500                                        68,750

Issuance of common stock in
 connection with exercise
 of warrants                        2,000,000        20,000      3,365,998                                     3,385,998

Issuance of common stock in
 connection with distributor
 agreement                          1,000,000        10,000      3,771,000                                     3,781,000

Unearned advertising
 expense                                                                         (3,781,000)     (3,781,000)

Issuance to landlord for
 payment of rent                       50,880           509         50,371                                        50,880

Issuance of warrants in
 connection with
 distributor agreement                                           1,884,000                                     1,884,000

Forfeiture of deferred
 compensation                                                     (265,500)         265,500                            -

Amortization of deferred
 compensation                                                                       341,087                      341,087

Issuance of stock
 options to
 consultants                                                       115,436                                       115,436

Net Loss                                                                                         (6,066,394)  (6,066,394)
                                   ----------    ----------    -----------   --------------    ------------   ----------

BALANCE -DECEMBER 31, 1998         13,609,957    $  136,099    $27,634,567   $   (4,254,829)   $(19,423,067)  $4,092,770
                                   ==========    ==========    ===========   ==============    ============   ==========

Issuance of common stock to
 one employee and one
 employee/director upon
  exercise of stock options           115,000         1,150         10,350                                        11,500

Issuance of common stock in
 connection with marketing
 agreement                             25,000           250         35,688                                        35,938

Net Loss                                                                                           (499,728)    (499,728)

BALANCE - MARCH 31, 1999           13,749,957    $  137,499    $27,680,605   $   (4,254,829)   $(19,922,793)  $3,640,482

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


                                              1999          1998
                                            --------      --------
Sales                                      $    49,416   $   248,910
Cost of Sales                                   26,053        74,778
                                           -----------   -----------
Gross Profit                                    23,363       202,658
Selling, general and
  administrative expenses                      467,010       227,431

Depreciation                                    65,387        51,942

Other income                                     9,306        28,526
                                           -----------   -----------

NET LOSS                                   $  (499,728)  $   (76,715)
                                           ===========   ===========


LOSS PER COMMON SHARE                      $      (.03)  $      (.01)
                                           ===========   ===========

Weighted average number of common
 shares outstanding                         13,749,957    10,651,036
                                           ===========   ===========

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                                    1999        1998
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                  $(499,728)  $ (76,715)

   NET (LOSS)                                                     (499,728)    (76,715)
                                                                 ---------   ---------


Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
 Depreciation and amortization                                      65,387      51,942
 Change in assets and liabilities:
   Decrease (increase) in accounts receivable                      (22,486)        281
   (Decrease) increase in allowance for bad debts                        -           -
   Increase in prepaid expenses                                    (18,451)   (850,793)
   Decrease in prepaid expenses                                          -      96,875
   Increase in inventories                                          49,292     244,375
   (Decrease) increase in accounts payable                        (127,583)     60,893
   Increase in accrued liabilities                                 124,806     746,373
   Increase in Prepayments                                               -    (248,220)
   Issuance of stock for advertising services                       35,938      68,750
   Issuance of warrants pursuant to distribution agreement               -     473,525


   NET CASH USED IN OPERATING ACTIVITIES                          (392,825)    567,286
                                                                 ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in current portion of note receivable           4,438       4,154
 Payments for the purchase of equipment                            (13,315)   (352,551)
 Decrease in deposits                                                  720           -

   NET CASH PROVIDED BY INVESTING ACTIVITIES                        (8,157)   (348,397)
                                                                 ---------   ---------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
                                  (CONTINUED)


                                                                       1999               1998
                                                                 ---------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                   10,350            500,000
 Issuance of stock upon exercise of options                                1,400            213,700
                                                                 ---------------      -------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                              11,750            713,700
                                                                 ---------------      -------------

 Net increase (decrease) in cash and equivalents                        (389,232)           932,589

 Cash and equivalents at beginning of year                               433,661          1,426,410
                                                                 ---------------      -------------

 Cash and equivalents at end of period                           $        44,430      $   2,359,999
                                                                 ===============      =============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

 Cash payments for interest                                      $          196       $      22,098
                                                                 ==============       =============

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



     The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10-KSB for the year ended December 31, 1998. The company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1998, has been omitted. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of results for the entire year ending December 31, 1999.

     RECLASSIFICATIONS

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation. Such reclassifications had no effect on the 1998 net loss or shareholders equity.



NOTE 2 -- INVENTORIES


     Inventories are comprised of the following as of March 31, 1999 and 1998:

                                       1999        1998
                                    ----------  -----------
               Finished Goods    $     306,206  $    24,475
               Raw Materials         1,990,448      517,596
               Supplies                 26,000       59,986
                                    ----------     --------

                    TOTAL           $2,322,708     $592,057


NOTE 3 -- PREPAID EXPENSES


     Prepaid expense is comprised of the following as of March 31, 1999 and 1998.

                                          1999       1998
                                        --------  ----------
     Deposit on patent costs            $ 64,438  $   24,438
     Prepaid insurance                    42,054      13,182
     Deposits  tooling                    36,357           -

     Prepaid Marketing & Advertising           -      60,156
     Public Relations & Financial
       Consulting Agreements                   -   1,618,376
     Prepaid show expenses                   925      14,448
     Prepaid other                        17,004       4,512
                                        --------  ----------

          TOTAL                         $160,778  $1,735,112


NOTE 4 -- PROPERTY AND EQUIPMENT


     Property and equipment is comprised of the following as of March 31, 1999 and 1998.

                                         1999        1998
                                      ----------  ----------

     Equipment                           436,932     386,899
     Furniture and fixtures               52,625      59,532
     Tools and die                     1,513,807   1,289,819
     Software                             39,359      37,214
     Leasehold improvements               11,436      11,436
                                      ----------  ----------

          TOTAL                        2,054,159   1,784,900

     Less accumulated depreciation       855,345     573,690
                                      ----------  ----------

          TOTAL                       $1,198,814  $1,211,210


NOTE 5 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES


     Accounts payable and accrued expenses are comprised of the following as of March 31, 1999 and 1998:

                                1999        1998
                              ---------  -----------

          Accounts payable     $243,951   $  559,640
          Accrued expenses      371,061      316,233
          Prepayments                 -      851,780
                               --------   ----------

          TOTAL                $615,012   $1,727,653

NOTE 6 -- CONSULTING AGREEMENTS


     On February 16, 1999, pursuant to an agreement ratified by the Board of Directors on January 20, 1999, the Company issued 25,000 shares of its common stock to two marketing consultants to create a business plan and to commence a search to secure financing. An additional 25,000 shares will be issued to the marketing consultants upon receipt by the Company of a bonafide $2,000,000 equity financing agreement, secured by these consultants and acceptable to the Company. Once funds are received, the marketing consultants will receive 5% of the gross proceeds as a commission and the Company will approve an expenditure to continue with a marketing plan in the amount of $250,000 of which 20% will be paid in cash over a twelve month period, and 80% in the form of the Company's common stock.



NOTE 7 -- SHAREHOLDERS' EQUITY


     On January 5, 1999, one officer/employee and one employee exercised 115,000 ten cent stock options. The gross proceeds to the Company was $11,500.

     On January 18, 1999 two officers/employees and one employee forfeited all present and future claims to 30,000 options granted to them in 1996 at an exercise price of $3.06 per share.

     On February 16, 1999, 25,000 shares were issued to two consultants pursuant to a consulting agreement. The shares were valued at $1.4375 per share, which was fair market value at close of business on February 12, 1999. (See Consulting Agreements).



NOTE 8 -- SUBSEQUENT EVENTS


     In April 1999, two consultants exercised stock options at an exercise price of $1.09 per share for a total of 100,000 shares.

     In April 1999, four employees exercised options at an exercise price of $1.09 per share for a total of 69,304 shares.

     On April 16, 1999, an agreement was reached regarding granting of stock in exchange for legal services. The stock would cover legal services already accounted for in Accounts Payable and future legal services.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



     The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10-KSB for the year ended December 31, 1998. The company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1998, has been omitted. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of results for the entire year ending December 31, 1999.

     RECLASSIFICATIONS

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation. Such reclassifications had no effect on the 1998 net loss or shareholders equity.



NOTE 2 - INVENTORIES


     Inventories are comprised of the following as of March 31, 1999 and 1998:

                                       1999         1998
                                     --------     --------
               Finished Goods    $     306,206  $    24,475
               Raw Materials         1,990,448      517,596
               Supplies                 26,000       59.986
                                    ----------   ----------

                    TOTAL           $2,322,708     $592,057

NOTE 3 - PREPAID EXPENSES

     Prepaid expense is comprised of the following as of March 31, 1999 and 1998.

                                          1999        1998
                                        --------    --------
     Deposit on patent costs            $ 64,438    $ 24,438
     Prepaid insurance                    42,054      13,182
     Deposits - tooling                   36,357           -

     Prepaid Marketing & Advertising           -      60,156
     Public Relations & Financial
       Consulting Agreements                   -   1,618,376
     Prepaid show expenses                   925      14,448
     Prepaid other                        17,004       4,512
                                        --------  ----------

          TOTAL                         $160,778  $1,735,112

NOTE 4 - PROPERTY AND EQUIPMENT


     Property and equipment is comprised of the following as of March 31, 1999 and 1998.

                                         1999        1998
                                      ----------  ----------
     Equipment                           436,932     386,899
     Furniture and fixtures               52,625      59,532
     Tools and die                     1,513,807   1,289,819
     Software                             39,359      37,214
     Leasehold improvements               11,436      11,436
                                      ----------  ----------

          TOTAL                        2,054,159   1,784,900

     Less accumulated depreciation       855,345     573,690
                                      ----------  ----------

          TOTAL                       $1,198,814  $1,211,210

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES


     Accounts payable and accrued expenses are comprised of the following as of March 31, 1999 and 1998:

                                1999        1998
                              ---------  -----------
          Accounts payable     $243,951   $  559,640
          Accrued expenses      371,061      316,233
          Prepayments                 -      851,780
                               --------   ----------

          TOTAL                $615,012   $1,727,653

NOTE 6 - CONSULTING AGREEMENTS


     On February 16, 1999, pursuant to an agreement ratified by the Board of Directors on January 20, 1999, the Company issued 25,000 shares of its common stock to two marketing consultants to create a business plan and to commence a search to secure financing. An additional 25,000 shares will be issued to the marketing consultants upon receipt by the Company of a bonafide $2,000,000 equity financing agreement, secured by these consultants and acceptable to the Company. Once funds are received, the marketing consultants will receive 5% of the gross proceeds as a commission and the Company will approve an expenditure to continue with a marketing plan in the amount of $250,000 of which 20% will be paid in cash over a twelve month period, and 80% in the form of the Company's common stock.



NOTE 7 - SHAREHOLDERS' EQUITY


     On January 5, 1999, one officer/employee and one employee exercised 115,000 ten cent stock options. The gross proceeds to the Company was $11,500.

     On January 18, 1999 two officers/employees and one employee forfeited all present and future claims to 30,000 options granted to them in 1996 at an exercise price of $3.06 per share.

     One February 16, 1999, 25,000 shares were issued to two consultants pursuant to a consulting agreement. The shares were valued at $1.4375 per share, which was fair market value at close of business on February 12, 1999. (See Consulting Agreements).



NOTE 8 - SUBSEQUENT EVENTS


     In April 1999, two consultants exercised stock options at an exercise price of $1.09 per share for a total of 100,000 shares.

     In April 1999, four employees exercised options at an exercise price of $1.09 per share for a total of 69,304 shares.