Form 10QSB
period 1999-06-30
SAF T LOK INC
filed 1999-08-16
CIK 902056

               _________________________________________________

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________
                                  FORM 10-QSB
     Mark One:
        [X]     Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

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

                                 Yes  X  No __
                                      -

As of August 12, 1999 there were 13,586,354 shares of the issuer's common stock outstanding.

        Transitional Small Business Disclosure Format:  Yes  __  No   X
                                                                    ---
       ________________________________________________________________

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

          This document includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of material fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the strategies, plans, objectives, expectations, and future operating results of Saf T Lok Incorporated (the "Company") are forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, unproven market, competition, accumulated deficit, need for additional capital, going concern qualification, outstanding debt, lack of profitable operating history, SEC investigation, class action lawsuits and other litigation, political climate or events, state and federal regulation, dependence on key personnel, protection of patent rights, volatile and thin market for stock, dilution, no dividends, shares eligible for future resale, risk of low-priced shares and other risks detailed in the Company's Securities and Exchange Commission filings.



                         Part I. Financial Information

Item 1. Financial Statement.
---------------------------

The Company's financial statements for the three-month period and six-month period ended June 30, 1999 are attached hereto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operation.
------------
The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, attached hereto, and in conjunction with the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB filed with the SEC on April 15, 1999.



Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998.
-----------------------------------------------------------------------------

Sales for the second quarter of 1999 were $81,393 as compared to sales for the second quarter of 1998 of $883,498. The decrease was due primarily to the failure of United

Safety Action, Inc. ("USA") to make the required purchases under the Distribution and Pricing Agreement between the Company and USA dated February 11, 1998 (the "Distribution Agreement"), which was subsequently terminated in May 1999. Revenues, which consist of sales, interest and royalty income, and other miscellaneous income, totaled $93,971 for the second quarter of 1999 as compared to $952,029 for the second quarter of 1998. Sales for the second quarter of 1999 were almost entirely from shipments to law enforcement agencies while substantially all sales in the second quarter of 1998 consisted of shipments to the distributor through the Distribution Agreement with USA which has now been terminated.

During the second quarter of 1999, the Company's magazine lock accounted for 96% of the shipments while the grip lock accounted for the remaining 4%, reflecting the approximate proportion of semi-automatic pistols to revolvers currently in use by law enforcement agencies in the U.S.

Significant new customers of the Company in the second quarter of 1999 were the North Carolina Highway Patrol, the Los Angeles California School District Police, the Harnett County, North Carolina Sheriff's Department, the Oak Lawn, Illinois Police Department and the Gloucester, Massachusetts Police Department.

Gross profit for the second quarter of 1999 was $32,689 or 40% of sales. A relatively large portion of 1999 second quarter sales consisted of a single order at a deep discount, which had the effect of decreasing the Company's gross profit. As the Company seeks to build credibility through sales to well known law enforcement agencies, it is strategically advantageous to obtain those sales with attractive pricing where necessary. There were no sales in the second quarter of 1999 through the Distribution Agreement.

Gross profit on sales for the second quarter of 1998 was 22%, reflecting the additional cost associated with the ramp up of the assembly lines and start up of the magazine lock coupled with lower selling prices specified in the Distribution Agreement.

SG&A expenses for the second quarter of 1999 totaled $448,195 as compared to SG&A expenses for the second quarter of 1998 of $472,722.

However, second quarter 1999 SG&A included an abnormal credit of $165,000 that was a reversal of sales commissions due under the Distribution Agreement. Because the Company uses the accrual method of accounting, those commissions were charged when they became due in 1998 even though they were not actually paid. One of the conditions of the termination of the Distribution Agreement, which happened in this quarter, was the cancellation of the $165,000 commission which resulted in the credit in this quarter. Without the credit, second quarter 1999 SG&A would have been $611,660.

Concerning the above noted SG&A expenses, the second quarter of 1998 was characterized by high levels of spending related to capital raising activities and ramp up of production activity associated with the Distribution Agreement whereas in the second quarter of 1999 more funds were expended on sales related activities and on legal fees primarily related to the SEC inquiry and the class action securities suit.

Several of the major differences in expense categories for the second quarter of 1999 as compared with the second quarter of 1998 are:

- Total legal expenses, primarily due to defense of various lawsuits (see "Legal Proceedings") and the termination of the Distribution Agreement with USA, of approximately $186,000 for the second quarter of 1999 as compared with approximately $26,000 in the second quarter of 1998.

- Above standard labor expenses of approximately $111,000 less in the second quarter of 1999 as compared with the second quarter of 1998. The higher labor expenses in the second quarter of 1998 were due to the rapid increase of production activity to satisfy terms of the Distribution Agreement with USA.

- Consulting, professional and accounting fees of approximately $84,000 for the second quarter of 1999 as compared with approximately $22,000 in the second quarter of 1998. The difference is primarily due to a combination of the timing of receipt of invoices and additional consulting fees for product promotional activity and procurement of the GSA contract.

Depreciation expenses for the second quarter of 1999 were $85,211 as compared to SG&A expenses for the second quarter of 1998 of $51,942 due to the acquisition of additional tooling to produce the magazine lock after the second quarter of 1998.

Charges for the issuance of stock options and warrants for the second quarter of 1999 totaled $754,294 as compared to the second quarter of 1998 of $765,424. Second quarter 1999 charges are comprised of:

- $410,775, as the valued by the Black-Sholes method, of stock options issued to Lisa Broderick in settlement of a lawsuit (see "Legal Proceedings").

- $172,195, at fair market valuation at the time of issue, of common stock issued to an employee/director, a director, and three employees upon exercise of previously granted stock options.

- $170,544 as the amortized portion previously granted to two directors and one director/employee.

Second quarter 1998 charges are comprised of:

- $190,194 as the amortized portion of the value of the stock purchase warrants for 2,000,000 million shares with an exercise price of $5.00 per share issued in February 1998 in connection with the Distribution Agreement with USA.

- $89,000 as the amortized portion of a public relations agreement and a consulting agreement.

- The amortized portion of the issuance of warrants for 2,000,000 shares with an exercise price of $2.00 per share and the issuance of warrants for 500,000 shares with an exercise price of $3.00 per share in connection with a financing package consisting of the sale of stock and warrants to a group of offshore investors in October 1997.

In total, the second quarter of 1999 resulted in a loss of ($1,242,433), or $(.09) per share as compared with a loss of ($1,026,284), or $(.08) per share for the second quarter of 1998.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998.
-------------------------------------------------------------------------

Total revenue for the first two quarters of 1999 was $152,693, consisting of $130,809 from sales and $21,884 from interest and miscellaneous income compared to total revenue for the first two quarters of 1998 of $1,229,465, consisting of $1,160,934 from sales and $68,531 from interest and miscellaneous income. Higher revenues during the 1998 period were due to sales to United Safety Action under the Distribution Agreement and greater interest income as a result of the higher cash balance during the period.

Gross profit as a percentage of sales was approximately 42% for the first two quarters of 1999, lowered somewhat by the introductory promotional pricing concessions for the magazine lock during the 1999 period. Gross profit was lower at approximately 34% of sales for the first two quarters of 1998 because of the volume price reductions specified in the Distribution Agreement.

SG&A expenses for the first two quarters of 1999 totaled $879,267 compared to $591,423 for the first two quarters of 1998. Due to a low cash position in the latter part of 1997 and the first two quarters of 1998, a large portion of executive salaries were accrued and not paid. In 1998 the executives agreed to waive the accrued salaries. Since the salaries that had been accrued in 1997 were charged as SG&A expenses in 1997 they had to be taken as a credit against SG&A expenses when waived in 1998. Thus, the SG&A for the first two quarters 1998 were lowered by the credit of approximately $122,000 from 1997 plus approximately $88,000 from the waiver of salaries in the 1998 period. These credits coupled with a lower level of sales and production activities during the first quarter of 1998 resulted in unusually low SG&A expenses of $118,701 for the first quarter of 1998, thus lowering the total SG&A for the first two quarters of 1998.

Depreciation expenses for the first two quarters of 1999 totaled $150,598 compared to $103,884 for the first two quarters of 1998. The difference is due to the acquisition of additional tooling to produce the magazine lock after the second quarter of 1998.

Charges for the issuance of stock options and warrants for the first two quarters of 1999 totaled $790,232 as compared to the first two quarters of 1998 of $874,154.

The total of $790,232 for the first two quarters of 1999 was comprised of:
- $35,398 as the value of 25,000 shares issued in the first quarter of 1999 as compensation to two marketing consultants.
-    $754,294 for the second quarter of 1999 as explained above.

Charges for the first two quarters of 1998 are comprised of:
- $209,894 as the amortized portion of the value of the stock purchase warrants for 2,000,000 million shares with an exercise price of $5.00 per share issued in February 1998 in connection with the Distribution Agreement with USA.
- $89,000 as the amortized portion of a public relations agreement and a consulting agreement.
- the amortized portion of the issuance of warrants for 2,000,000 shares with an exercise price of $2.00 per share and the issuance of warrants for 500,000 shares with an exercise price of $3.00 per share in connection with a financing package consisting of the sale of stock and warrants to a group of offshore investors in October 1997.

In total, the first two quarters of 1999 resulted in a loss of ($1,742,162), or $(.13) per share as compared with a loss of ($1,102,999), or $(.10) per share for the first two quarters of 1998.

Liquidity and Sources of Capital
--------------------------------

The Company ended the second quarter of 1999 with a cash balance of $269,410 and accounts receivable of $125,318 against accounts payable of $234,759, leaving it in a low cash position.

In addition to sales and other normally occurring revenues netting a total of $93,991 in the second quarter of 1999 the Company gained additional funds of $1,037,600, comprised of $232,600 from the exercise of options by employees, directors and consultants and net proceeds of $805,000 from the exercise of warrants. In July 1999, the Company also raised net proceeds of $265,000 from the sale of convertible debentures

(See "Other Information"). In the second quarter of 1999 the Company's cash position improved by $224,980 and, in addition to funding normal operations for approximately $352,000, cash was used to assemble more models of the popular magazine lock, increasing the inventory of finished goods by $46,138 and for the reduction of current notes and accrued expenses by $381,946, a share of which was accrued salaries from 1998 and early 1999.

A large portion of the Company's current assets are in inventories of $2,368,846 which is largely a holdover from the build-up of parts and finished goods in 1998 to meet the requirements of the Distribution Agreement. When United Safety Action, Inc. failed to make the required purchases and payments under the Distribution Agreement, the Company was left with excessive inventory. Other current assets of $57,731 consist mainly of prepaid insurance and tooling deposits. The accounts payable of $234,759 consists mainly of normal trade debts, some of which had been extended through negotiations with the creditors.

On July 1999 the Company sold $400,000 of 6%, two-year debentures (See "Other Information"). The Company has a liability to pay the interest, due each year in July 2000 and July 2001 in cash or in Company stock. If the Company elects to pay in cash $24,000 would be due each year on the anniversary date. If the debentures are not converted to shares of the Company stock before the maturity date of July 15, 2001 the Company is obligated to repay the debenture holders the principal amount of the debentures, a total of $400,000 in cash. The agreement with Alexander, Wescott and Company, Inc. (the "Placement Agent"), who brokered the debentures, specifies that, at the Company's discretion, the Company may direct the Placement Agent to use his best efforts to obtain purchasers for an additional $600,000 of debentures under the same terms as the completed sale of the previous $400,000 of debentures.

Another important potential source of funds for the Company is through the exercise of outstanding stock warrants and options. There are currently outstanding and exercisable warrants for 214,725 shares of stock at an exercise price of $0.396 per share for a total of $85,031.10. The are currently outstanding options to that were granted to current or former employees, directors and consultants for a total of 3,317,637 shares of Company stock with exercise prices ranging from $0.10 to $7.00 per share. If all options were to be exercised upon vesting, the Company would receive a total of $5,782,023. Of course, there is no assurance as to when or if any or all of the options or warrants would be exercised.

The Company is continuing with its efforts to raise additional capital through other traditional sources and, while there in no assurance of success, expects to raise a sufficient amount within the third and fourth quarters of 1999 to meet its projected needs for the next year.


Going Concern
-------------

The Company's continued ability to operate as a going concern is dependent on its ability to raise additional capital and achieve a successful level of sales. The Company is attempting to obtain the necessary financing to fund operations. However there can be no assurance that the financing will be satisfactorily concluded in time to provide the Company the working capital it needs to continue operations. The aforementioned circumstances raise doubts as to the Company's ability to continue as a going concern.


Capital Resources and Expenditures
----------------------------------

The Company acquired miscellaneous tooling of approximately $17,000 in the second quarter of 1999.


Year 2000 Compliance. The Company has analyzed Year 2000 issues with its computer and software advisors and has assessed the impact of Year 2000 issues on the Company's operations. The Company is in the process of obtaining and reviewing critical vendor's documentation of Year 2000 compliance and expects to be completed by September 30, 1999. Due to the Company's current inventory position there is no great reliance on its parts suppliers. The Company's computer systems advisor has taken the necessary steps to insure that its existing computer programs and all of its non-information systems are fully Year 2000 compliant and that it will not be necessary to incur any material expenses with regard to Year 2000 issues in the future. The Company believes that there are currently no other material Year 2000 issues to be disclosed.

Outlook:
--------

The Company ended the second quarter of 1999 still facing a number of significant problems including the continuing need to obtain funding of its working capital requirements, ongoing litigation (including litigation involving its past president, John Gardner) and an ongoing SEC investigation. See "Legal Proceedings" and "-Liquidity".

However, by the time of this report the Company had made significant progress on these problems. On April 30, 1999, the lawsuit brought by its former President, Lisa Broderick Fogel had been settled. (See "Legal Proceedings"). On May 27, 1999 the Company announced the termination of the Distribution and Pricing Agreement, and several other related transactions which resulted in the inflow of significant funds from the exercise of warrants, the cancellation of significant other outstanding warrants and the return of 1,000,000 shares of Company stock. This now leaves the Company free to seek other potential opportunities to market its locks into the retail market.

The Company also reached settlement, subject to court approval, of the class action securities suit brought by shareholders in July 1998.

With respect to its Law Enforcement marketing activities, in the second quarter the Company completed additional significant sales to the North Carolina Highway Patrol, the Los Angeles California School District Police, the Harnett County, North Carolina Sheriff's Department, the Oak Lawn, Illinois Police Department and the Gloucester, Massachusetts Police Department.

On balance, the Company continues to be optimistic that the combination of the publicity and endorsements the Company and its products have received, the national focus on handgun safety, the recent significant sales to law enforcement agencies and the leading state-of-the-art position that its gunlocks hold over competitive products will permit the Company to continue with increases in both its sales and revenues in the coming quarters. No assurances can be provided, however, that such increases will occur or that the Company will be profitable.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

The Company holds no material market risk sensitive financial instruments or interest therein, and held none at June 30, 1999. The Company's loans, payables, or receivables to or from others and the interest thereon, are all expressed as dollar obligations and payable in dollars.



                           Part II. Other Information

Item 1. Legal proceedings
-------------------------

In December 1996 Lisa Broderick Fogel and her husband Bruce Fogel sued the Company and Mr. Franklin W. Brooks in the Circuit Court for Martin County, Florida for defamation and loss of consortium arising out of Mrs. Fogel's brief tenure in November 1996 as President of the Company. On April 30, 1999 the parties agreed to an out of court settlement of the case. Ms. Broderick Fogel is to receive $50,000 in cash from the insurance company and stock options from the Company for 110,000 shares of Saf T Lok Incorporated common stock at an exercise price of $0.10 per share which expire in one year.

On July 24, 1998, Joseph Yud filed a class action civil complaint against the Company, Franklin Brooks and John Gardner in the United States District Court, Southern District of Florida. On August 27, 1998, Marvin Slomovics filed a class action civil complaint against the Company, Franklin Brooks and John Gardner in the United States District Court, Southern District of Florida. On October 20, 1998, Neal M. Peters filed a class action civil complaint against the Company, Franklin Brooks and John Gardner in the United States District Court, Southern District of Florida. The three suits, each denominated as a class action, allege violations of the federal securities laws and, more specifically, that the Company and its officers made misrepresentations, or failed to disclose material information between May 26, 1998 and June 12, 1998 concerning a development agreement allegedly entered into with Semiconductor Laser International Corporation and a highly favorable research report issued by Woodward Trading Company. The Company has, consistent with its Articles of Incorporation and Florida law, provided indemnification to Messrs. Brooks and Gardner. On August 3, 1999 the Company announced that it has reached agreement with plaintiff-shareholders to settle all claims brought against the Company, its Chairman, Frank Brooks, and its former President and CEO, John Gardner. The terms of the settlement include payment of $850,000.00 to the plaintiffs. The settlement payment will be fully funded by the Company's insurer, except that the Company will pay the legal fees for itself and Mr. Gardner. Persons who acquired shares of Saf T Lok Incorporated between May 26, 1998 and June 12, 1998 will have the option to participate in the settlement or exclude themselves from the class. The settlement is subject to court approval.

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

The Company is not a party in any other ongoing or pending legal proceedings, nor are any of the Company's properties the subject of litigation, and the Company is not aware of any pending or contemplated proceeding against it by governmental authorities concerning environmental matters. The Company knows of no other legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such. See the Company's Quarterly Report on form 10-QSB for the quarter ended March 31, 1999.

Item 2. Changes In Securities.
-----------------------------

In May 1999 the Company issued 500,000 shares of common stock due to the exercise of warrants issued to a group of offshore investors in an October 1997 private placement pursuant to Regulation S.

In May 1999 in an agreement with the stockholder, United Safety Action, Inc., the Company cancelled the certificate for 1,000,000 shares of common stock and returned the shares to authorized but unissued status.

In August 1999 the Company issued 40,000 shares of unregistered Common Stock to Alexander, Wescott & Co., as commission for the sale of two-year convertible debentures pursuant to Section 4(2) of the Securities Act of 1933 as amended. Pursuant to the agreement entered into between the parties The Company must file for registration of the stock within 90 days following the closing of the debenture sale.


Item 3. Defaults upon Senior Securities.
---------------------------------------

None.


Item 4. Submission Of  Matters To A Vote Of Security Holders.
------------------------------------------------------------

During the second quarter of 1999 no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


Item 5. Other Information
-------------------------

The Company announced on July 15, 1999 that it had completed a private sale of two-year convertible debentures in the principal amount of $400,000.00 pursuant to Regulation D promulgated under the Securities Act of 1933 as amended. Alexander, Wescott & Co, Inc. served as placement agent. Interest on the principal amount is 6% per year simple interest and is payable in cash or shares of the Company's common stock. The debentures may be converted at any time after the earlier of the effective date of the Registration Statement to be filed by the Company registering the shares underlying the debentures, or 90 days after such Registration Statement is filed with the SEC. The conversion price of the debentures will be equal to 75% of the market price of the Company's Common Stock upon conversion, with a floor of $0.50 and a ceiling of $2.00 per share, subject to certain adjustment provisions included in the debentures. The Company has the right to prepay the debentures prior to maturity, provided that if it does so within 90 days of issuance, it will pay a premium of 10% of the face value of the debentures, and if it prepays within 180 days, it will pay a premium of 20% of such value.

Net proceeds to the Company were $265,000 after a cash commission of 10%, a 3% non-accountable expense allowance, one share of the company's common stock for every $10 of principal raised, escrow fees, and a $78,000 non-refundable prepayment of commissions and expenses for additional debentures in the amount of $600,000 if the Company elects, and the Placement Agent is able, to sell such additional debentures on or prior to October 15, 1999.

The Company intends to use the proceeds from the sale of the debentures for general corporate purposes, including, but not limited to, its marketing activity.

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

(a) Reports on Form 8-K.
-----------------------

The Company filed a form 8K on May 26, 1999 reporting (a) the termination of the Distribution and Pricing Agreement with United Safety Action, Inc., (b) the cancellation of 1,000,000 shares of common stock previously issued to United Safety Action, Inc. (c) the termination of the Consulting Agreement with Empire Consulting Ltd., (d) the repurchase by the Company of warrants for 2,000,000 shares of common stock at $0.25 per share, and (e) the exercise by warrant holders of warrants pursuant to Regulation S for 500,000 shares of common stock at $3.00 per share.

(b) Exhibits.
------------

    4.1  Form of 6% Convertible Debenture.(1)
   10.1  Agency Agreement with Alexander, Wescott and Company, Inc.
   10.2 Letter Agreement dated April 20, 1999 between the Company and Alexander, Wescott and Company, Inc.(1)
   10.3  Form of Subscription Agreement.(1)
   10.4  Form of Amendment No. 1 to Subscription Agreement.(1)
   10.5  Form of Escrow Agreement.(1)
   10.6 Letter Agreement dated July 8, 1999 between the Company and Alexander, Wescott and Company, Inc.(1)
   27.1  Financial Data Schedule.(1)

------
(1)  Filed Herewith.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAF T LOK INCORPORATED

By: /s/ Franklin W. Brooks              Date: August 16, 1999
   -----------------------


Franklin W. Brooks, Chairman, President, Chief Executive Officer

                                     INDEX
                                     -----
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1999 & 1998                 F-2
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AS OF JUNE 30, 1999                                                    F-3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE MONTHS AND THE
SIX MONTHS ENDED JUNE 30, 1999 AND 1998                                F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 1999 AND 1998                                                 F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-6 - F-7

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         AS OF JUNE 30, 1999 AND 1998
                         ----------------------------

                                    ASSETS
                                    ------

CURRENT ASSETS                                                                                 1999           1998
--------------                                                                             ------------   ------------
Cash and Cash Equivalents                                                                  $    269,410   $  2,883,120
Accounts Receivable (less allowance for doubtful accounts                                       125,318        145,661
  of $14,510 in 1998)
Notes Receivable, current portion                                                                22,371         12,640
Inventories                                                                                   2,368,846      1,250,386
Prepaid Expenses                                                                                 57,731      6,070,883
                                                                                           ------------   ------------

Total Current Assets                                                                          2,843,676     10,362,690
                                                                                           ------------   ------------

PROPERTY AND EQUIPMENT, LESS
----------------------------
ACCUMULATED DEPRECIATION                                                                      1,171,373      1,340,503
------------------------

OTHER ASSETS
------------
Patents (less accumulated amortization)                                                         289,942        335,513
Notes Receivable, less current portion                                                          135,248        162,545
Other Assets                                                                                      9,016          2,150
                                                                                           ------------   ------------

Total Other Assets                                                                              434,206        500,208
                                                                                           ------------   ------------

TOTAL ASSETS                                                                               $  4,449,255   $ 12,203,401
                                                                                           ============   ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES
Accounts Payable                                                                           $    234,759   $    579,450
Accrued Expenses                                                                                 24,556
Customer Deposits                                                                                               76,816
                                                                                           ------------   ------------

Total Current Liabilities                                                                       259,315        656,266
                                                                                           ------------   ------------

SHAREHOLDERS' EQUITY
Common Stock                                                                                    134,592        132,766
Paid In Capital                                                                              25,523,862     26,730,814
Other Equity Reductions                                                                        (303,285)      (856,773)
Accumulated Deficit                                                                         (21,165,229)   (14,459,672)
                                                                                           ------------   ------------

Total Shareholders' Equity                                                                    4,189,940     11,547,135
                                                                                           ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $  4,449,255   $ 12,203,401
                                                                                           ============   ============

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              AS OF JUNE 30, 1999

                                            COMMON STOCK                                   Equity        Accumulated
                                   -------------------------------
                                      Shares              Amount      Paid In Capital     Reductions       Deficit        Total
                                   -----------------------------------------------------------------------------------------------
Balance - December 31, 1997           9,987,077      $      99,870     $ 17,736,532     $ (1,080,416)   $(13,356,673) $  3,399,313

Issuance of common stock to
offshore investors                      250,000              2,500          497,500                                        500,000

Issuance of common stock to
2 consultants upon exercise
of stock options                        160,000              1,600          398,400                                        400,000

Issuance of common stock to
2 director/employees upon
exercise of stock options               137,000              1,370           12,330                                         13,700

Issuance of common stock in
connection with marketing
agreement                                25,000                250           68,500                                         68,750

Issuance of common stock in
connection with exercise of
warrants                              2,000,000             20,000        3,365,998                                      3,385,998

Issuance of common stock in
connection with distributor
agreement                             1,000,000             10,000        3,771,000                                      3,781,000

Issuance to landlord for
payment of rent                          50,880                509           50,371                                         50,880

Issuance of warrants in
connection with distribution
agreement                                                                 1,884,000                                      1,884,000

Unearned advertising expense                                                              (3,781,000)                   (3,781,000)

Forfeit of deferred                                                        (265,500)         265,500
 compensation

Amortization of deferred
compensation                                                                                 341,087                       341,087

Issuance of stock options to
consultants                                                                 115,436                                        115,436

Net Loss                                                                                                  (6,066,394)   (6,066,394)
                                   -----------------------------------------------------------------------------------------------

Balance - December 31, 1998          13,609,957            136,099       27,634,567       (4,254,829)    (19,423,067)    4,092,770

Issuance of common stock to
employee/ directors upon
exercise of stock option                115,000              1,150           10,350                                         11,500

Issuance of common stock in
payment of marketing agreement
fees                                     25,000                250           35,688                                         35,938

Issuance of common stock to
consultants upon exercise of
stock option                            100,000              1,000          108,000                                        109,000

Return of common stock upon
cancellation of distribution
agreement                            (1,000,000)           (10,000)      (3,771,000)                                    (3,781,000)

Cancellation of unearned
advertising expense                                                                        3,781,000                     3,781,000

Issuance of common stock to
an employee/director, a director
and three employees upon
exercise of stock options               109,304              1,093          295,482                                        296,575

Amortization of deferred
compensation                                                                                 170,544                       170,544

Stock options granted to
former officer/employee                                                     410,775                                        410,775

Issuance of common stock in
connection with exercise of
warrants                                500,000              5,000        1,300,000                                      1,305,000

Purchase of outstanding
warrants                                                                   (500,000)                                      (500,000)

Net Loss                                                                                                  (1,742,162)   (1,742,162)
                                   -----------------------------------------------------------------------------------------------
Balance - June 30, 1999              13,459,261      $    134,592      $ 25,523,862     $   (303,285)   $(21,165,229) $  4,189,940
                                   ===============================================================================================

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                   -----------------------------------------
                             JUNE 30 1999 AND 1998
                             ---------------------

                                                   Three Months                           Six Months
                                                  Ended June 30,                         Ended June 30,
                                        ---------------------------------       ---------------------------------
                                            1999                1998                1999                1998
                                        -------------       -------------       -------------       -------------
Sales                                   $      81,393       $     883,498       $     130,809       $   1,160,934

Cost of Sales                                  48,704             688,225              74,758             763,003
                                        -------------       -------------       -------------       -------------

Gross Profit                                   32,689             195,273              56,051             397,931

Selling, General & Administrative
expenses                                      448,195             472,722             879,267             591,423

Depreciation                                   85,211              51,942             150,598             103,884

Other Income                                   12,578              68,531              21,884              68,531

Stock Options & Warrants Issued
For Compensation & Services                   754,294             765,424             790,232             874,154
                                        -------------       -------------       -------------       -------------

NET LOSS                                $  (1,242,433)      $  (1,026,284)      $  (1,742,162)      $  (1,102,999)
                                        =============       =============       =============       =============

LOSS PER COMMON SHARE                   $       (0.09)      $       (0.08)      $       (0.13)      $       (0.10)
                                        =============       =============       =============       =============
Weighted Average Number of
Outstanding Common Shares                  13,737,457          12,667,148          13,725,472          11,350,446
                                        =============       =============       =============       =============

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                              1999          1998
                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                   $(1,742,162)  $(1,102,999)
                                                           -----------   -----------

Adjustments to reconcile net (loss) to net cash
used in operating activities:
Depreciation and amortization                                  150,598       103,884
Non cash compensation to directors and officers                662,719        80,638
Issuance of stock for services                                  35,938       115,390
Issuance of stock for compensation                              91,575
Issuance of warrants pursuant to distribution agreement                    1,888,400
Issuance of Stock pursuant to distribution agreement                       3,000,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                     (65,722)      141,037
Decrease (increase) in prepaid expenses                         99,136    (6,380,974)
Increase in inventories                                        (10,864)     (902,704)
(Decrease) increase in accounts payable                       (136,773)       80,704
(Decrease) increase in accrued liabilities                    (257,385)      454,720
                                                           -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES                       (1,172,940)   (2,521,904)
                                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in current portion of note receivable       (4,068)        8,308
Payments for purchase of equipment                             (50,097)     (172,965)
Decrease in other assets                                        13,754        18,000
Decrease in notes payable                                                   (121,760)
                                                           -----------   -----------

NET CASH USED BY INVESTING ACTIVITIES                          (40,411)     (268,417)
                                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock upon exercise of warrants                    805,000     3,333,331
Issuance of stock upon exercise of options                     244,100       413,700
Proceeds from issuance of common stock                                       500,000
                                                           -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,049,100     4,247,031
                                                           -----------   -----------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS               (164,251)    1,456,710

Cash and equivalents at beginning of year                      433,661     1,426,410
                                                           -----------   -----------

CASH AND EQUIVALENTS AT END OF YEAR                        $   269,410   $ 2,883,120
                                                           ===========   ===========

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:

Cash payments for interest                                 $     8,956   $     4,373
                                                           ===========   ===========

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10KSB for the year ended December 31, 1998. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1998, has been omitted. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of results for the entire year ending December 31, 1999. Certain items in the June 30, 1998 financial statements have been reclassified for comparative purposes. These reclassifications have no effect on the net loss for the period.

NOTE 2 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprised of the following         1999            1998
                                                          ----------      ----------
as of June 30, 1999 and 1998.

Cash in banks                                             $  269,410      $2,883,120
                                                          ----------      ----------

NOTE 3 - INVENTORIES

Inventories are comprised of the following as of June 30, 1999 and 1998.

Finished Goods                                            $  682,118      $        -
Raw Materials                                              1,636,728       1,158,386
Supplies                                                      50,000          92,000
                                                          ----------      ----------

          TOTAL                                           $2,368,846      $1,250,386
                                                          ==========      ==========

NOTE 4 - PREPAID EXPENSES

Prepaid expense is comprised of the following as of June 30, 1999 and 1998.

Agreement and Warrant expenses                            $               $2,326,563
Prepaid Marketing and Advertising                                          3,620,400
Deposit on Patent cost                                                        93,000
Prepaid Show expenses                                                         23,090
Prepaid Insurance                                             21,374           3,318
Prepaid Tooling                                               36,357           4,512
                                                          ----------      ----------

          TOTAL                                           $   57,731      $6,070,883
                                                          ==========      ==========

                                       F6

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following as of June 30, 1999 and 1998.            1999           1998
                                                                                          -------------------------
Equipment                                                                                 $  441,100     $  418,493
Furniture and Fixtures                                                                        55,423         51,578
Tool and die                                                                               1,530,764      1,438,413
Software                                                                                      40,128         37,214
Leasehold Improvements                                                                        23,526         11,436
                                                                                          -------------------------
          TOTAL                                                                            2,090,941      1,957,134

Less accumulated depreciation                                                                919,568        616,631
                                                                                          -------------------------
          TOTAL                                                                           $1,171,373     $1,340,503
                                                                                          =========================

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following as of June 30,1999 and 1998.

Accounts payable                                                                          $  234,759     $  579,450
Accrued expenses                                                                              24,556
Customer deposits                                                                                            76,816
                                                                                          -------------------------

          TOTAL                                                                           $  259,315     $  656,266
                                                                                          =========================

NOTE 7 - SHAREHOLDERS' EQUITY

In April 1999, four employees and two consultants exercised 169,304 options. The exercise price of these options was $1.09.

In May 1999, 1,000,000 shares of stock held in escrow were returned to the Company upon cancellation of the distribution agreement with United Safety Action.

In May 1999, a board member exercised 40,000 options. The exercise price of these options was $2.00.

In May 1999, the Company purchased 2,000,000 outstanding $5.00 warrants for $0.25 each in connection with the cancellation of the United Safety Action distribution agreement.

In June 1999, 500,000  $3.00 warrants were exercised.

In June 1999, a former officer was issued an option for 110,000 shares at $0.10 per share in connection with settlement of litigation.

NOTE 8 - SUBSEQUENT EVENTS

In August 1999, a legal consulting firm was issued 87,903 shares of common stock for professional services.

In August 1999, a registered broker was issued 40,000 shares of common stock as a commission for services rendered.

                                       F7