Form 10QSB
period 1999-09-30
SAF T LOK INC
filed 1999-11-15
CIK 902056

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

               For the Quarterly Period Ended September 30, 1999

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

                                 Yes  X  No __
                                      -

  As of November 12, 1999 there were 13,983,615 shares of the issuer's common stock outstanding.

        Transitional Small Business Disclosure Format:  Yes  __  No __X__

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



                         Part I. Financial Information

Item 1. Financial Statement.
----------------------------

The Company's financial statements for the three-month period and nine-month period ended September 30, 1999 are attached hereto.

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, attached hereto, and in conjunction with the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB filed with the SEC on April 15, 1999.


Three Months Ended September 30, 1999 compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1998.
----------

Sales for the third quarter of 1999 were $14,435 as compared to sales for the third quarter of 1998 of $472,333. For the third quarter of 1999, the majority of sales were made directly to law enforcement agencies while substantially all sales in the third quarter of

1998 consisted of shipments to United Safety Action, Inc. ("USA") to meet the required purchases under the Distribution and Pricing Agreement between the Company and USA dated February 11, 1998 (the "Distribution Agreement"), which was subsequently terminated in May 1999.

During the third quarter of 1999, magazine lock sales dropped to 86% of total sales as a result of a dip in law enforcement volume coupled with an increase in grip lock sales to new distributors to stock their shelves.

Gross profit for the third quarter of 1999 was $5,959 or 41% of sales, consistent with normal margin levels experienced with direct company sales to the law enforcement agencies. There were no sales in the third quarter of 1999 through the Distribution Agreement.

Gross profit on sales for the third quarter of 1998 was a loss of $(164,492), reflecting increased costs associated with additional start-up expenses of the magazine lock and ramp up of the assembly lines coupled with lower selling prices specified in the Distribution Agreement. There was no material quantity of direct company sales to the law enforcement agencies in the third quarter of 1998.

SG&A expenses for the third quarter of 1999 totaled $450,629 as compared to SG&A expenses for the third quarter of 1998 of $632,940 reflecting the relatively higher level of manufacturing and engineering activities required to meet the terms of the Distribution Agreement in the third quarter of 1998.

Other expenses, associated with raising working capital and payment of legal services with Company stock, were $211,409 for the third quarter of 1999 as compared to $537,181 for the third quarter of 1998.

Expenses related to the defense of various lawsuits (see "Legal Proceedings") contributed to higher than normal legal costs for the third quarter of 1999 of approximately $182,000 as compared to approximately $67,000 for the third quarter of 1998. With the settlements of the Broderick lawsuit, Gardner lawsuit and the three class action suits, legal expenses are expected to decline.

In total, the third quarter of 1999 resulted in a loss of ($720,655), or $(.05) per share as compared with a loss of ($1,387,212), or $(.10) per share for the third quarter of 1998.


Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1998.
-----

Total sales for the first three-quarters of 1999 were $145,243 compared to total sales for the first three-quarters of 1998 of $1,705,793. Higher revenues during the 1998 period were due to sales to USA under the Distribution Agreement. Other income from short term interest on cash invested and licensing royalties was $11,747 for the first three quarters of 1999 as compared to $33,631 the first three quarters of 1998. The additional $21,884 of other income for the 1998 period is because of more cash on hand to earn interest on short-term investments during that period.

Gross profit as a percentage of sales was approximately 43% for the first three quarters of 1999. Gross profit was lower at approximately 19% of sales for the first three quarters of 1998 because of the volume price reductions specified in the Distribution Agreement and the high cost of sales associated with production start-up of the magazine lock and rapid ramp up of production volume to satisfy the terms of the Distribution Agreement.

SG&A expenses for the first three-quarters of 1999 totaled $1,329,623 compared to $1,249,338 for the first three quarters of 1998.

Other expenses, associated with raising working capital and payment of services with Company stock, were $1,001,913 for the first three-quarters of 1999 as compared to $1,411,335 for the first three-quarters of 1998.

In total, the first three-quarters of 1999 resulted in a loss of ($2,462,817), or $(.18) per share as compared with a loss of ($2,490,191), or $(.20) per share for the first three-quarters of 1998.


Liquidity and Sources of Capital
--------------------------------

The Company ended the third quarter of 1999 with a cash balance of $69,466 and accounts receivable of $55,875 against accounts payable of $208,194, leaving it in a low cash position.

In addition to sales and other normally occurring revenues netting a total of approximately $26,000 in the third quarter of 1999 the Company received additional funds of $265,000 as the net proceeds from the sale of convertible debentures (See "Other Information") and reduction of accounts receivable of approximately $65,000 for a total cash inflow of approximately $356,000. Cash was used partially to fund operations, increase inventory and reduce payables. Because of the low cash position all executive officers began accruing salaries beginning the first week of September 1999.

In July 1999 the Company sold $400,000 of 6%, two-year debentures (See "Other Information"). The Company has a liability to pay the interest, due each year on the anniversary dates of the debentures in July 2000 and July 2001 in cash or in Company stock. If the Company elects to pay in cash $24,000 would be due each year on the anniversary date. If the debentures are not converted to shares of the Company stock before the maturity date of July 15, 2001 the Company is obligated to repay the debenture holders the principal amount of the debentures, a total of $400,000 in cash. The agreement with Alexander, Wescott and Company, Inc. (the "Placement Agent"), who brokered the debentures, specifies that, at the Company's discretion, the Company may direct the Placement Agent to use his best efforts to obtain purchasers for an additional $600,000 of debentures under the same terms as the completed sale of the previous $400,000 of debentures. By November 12, 1999 all of the $400,000 tranche of the debentures had been converted into shares of Company stock.

The Company has directed Alexander, Wescott and Company, Inc. to seek purchasers for the remaining $600,000 of debentures. These debentures are to be sold under somewhat more favorable terms than the previous $400,000 tranche. (See "Other Information"). By November 12, 1999 the Company sold $175,000 of the remaining $600,000 of debentures.

A large portion of the Company's current assets are in inventories of $2,472,515 which is largely a holdover from the build-up of parts and finished goods in 1998 to meet the requirements of the Distribution Agreement. When USA failed to make the required purchases and payments under the Distribution Agreement, the Company was left with excessive inventory. Additionally, the inventory grew approximately $112,000 through receipt of new parts and models of magazine locks.

Other current assets of $159,029 consist mainly of prepaid insurance, legal fees, tooling deposits and rent. The accounts payable of $208,194 consists mainly of legal bills related to raising capital and defense of lawsuits (See "Other Information") and normal trade debts, some of which had been extended through negotiations with the creditors.

The Company is continuing with its efforts to raise additional capital and, while there is no assurance of success, it expects to raise a sufficient amount of funds within the fourth quarter of 1999 to meet its projected needs for the next year.


Going Concern
-------------

The Company's continued ability to operate as a going concern is dependent on its ability to raise additional capital and achieve a successful level of sales. The Company is attempting to obtain the necessary financing to fund operations. However there can be no assurance that the financing will be satisfactorily concluded in time to provide the Company the working capital it needs to continue operations. The aforementioned circumstances raise doubts as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these doubts.


Capital Resources and Expenditures
----------------------------------

The Company made no material capital expenditures in the third quarter of 1999.

Year 2000 Compliance. The Company has analyzed Year 2000 issues with its computer and software advisors and has assessed the impact of Year 2000 issues on the Company's operations. The Company has obtained and reviewed critical vendor's documentation of Year 2000 compliance. Due to the Company's current inventory position there is no great reliance on its parts suppliers. The Company's computer systems advisor has taken the necessary steps to insure that its existing computer programs and all of its non-information systems are fully Year 2000 compliant and that it will not be necessary to incur any material expenses with regard to Year 2000 issues in the future. The Company believes that there are currently no other material Year 2000 issues to be disclosed.


Outlook:
--------

The Company ended the third quarter of 1999 still facing a number of significant problems including the continuing need to obtain funding of its working capital requirements and an ongoing SEC investigation. See "Legal Proceedings" and "Liquidity".

However, by October 1999 the Company had made significant progress on these problems. On April 30, 1999, the lawsuit brought by its former President, Lisa Broderick Fogel had been settled and on October 15, 1999 a settlement had also been reached in the lawsuit filed by John Gardner. Both are subject to dismissal by the court. (See "Legal Proceedings").

The Company also reached settlement, subject to court approval, of the class action securities suits brought by shareholders in July 1998.

With respect to its Law Enforcement marketing activities, in the third quarter the Company shipped locks to new Police Departments in Dothan, Alabama; Niles, Illinois; and Garwood, New Jersey. The National Parks Service also purchased locks for evaluation. In October 1999 orders were received from the U.S. Marshall Service, Norwood, MA Police Department and the Grant County, WI Sheriff's Department.

The Company continued to expand its sales efforts with the addition of the Simpson Sales Manufacturers' Representative Agency serving 10 southeastern U.S. states and the addition of the following distributors of Police Equipment: G T Distributors, Lawman's and Shooters Supply, Mississippi Police Supply, Maryland Small Arms, and Southern Pines Police Supply.

The Company continued to receive a great deal of favorable interest in the following trade shows exhibited at in the third quarter and October 1999: The Fraternal Order of Police Convention, The National Organization of Black Law Enforcement Executives, The International Association of Chiefs of Police.

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



                           Part II. Other Information

Item 1. Legal proceedings
-------------------------

In December 1996 Lisa Broderick Fogel and her husband Bruce Fogel sued the Company and Mr. Franklin W. Brooks in the Circuit Court for Martin County, Florida for defamation and loss of consortium arising out of Mrs. Fogel's brief tenure in November 1996 as President of the Company. On April 30, 1999 the parties agreed to an out of court settlement of the case. Ms. Broderick Fogel received $50,000 in cash from the insurance company and stock options from the Company for 110,000 shares of Saf T Lok Incorporated common stock at an exercise price of $0.10 per share which expire in one year from registration of the underlying stock, which registration became effective September 24, 1999. The Company is moving for dismissal of the case.

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

On October 13, 1998, John L. Gardner, the former President and Chief Executive Officer of the Company filed, in the Circuit Court for Martin County, Florida, a lawsuit against the Company and Franklin Brooks. The lawsuit challenges Mr. Gardner's termination under the terms of his Employment Agreement and the Company's decision to block Mr. Gardner's attempt to exercise stock options and sell stock in the Company. The suit also alleges that Mr. Gardner is entitled to salary and all of his vested and unvested options and also claims that Mr. Gardner was libeled. The Company has asserted numerous counterclaims against Mr. Gardner in its Answer. Through mediation on October 15, 1999 a settlement was reached and the civil action is to be dismissed with prejudice with all parties bearing their own attorney's fees. Mr. Gardner will receive vested options for 250,000 shares of his remaining original 472,000 shares which he received while he was employed by the Company and waives all other options that he had been awarded or entitled to in the past.

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

Item 2. Changes In Securities.
------------------------------

In August 1999 the Company issued 40,000 shares of unregistered Common Stock to Alexander, Wescott & Co., as commission for the sale of two-year convertible debentures pursuant to Section 4 (2) of the Securities Act of 1933 as amended. Pursuant to the agreement entered into between the parties, the Company must file for registration of the stock within 90 days following the closing of the debenture sale.

In September 1999 the Company issued 57,858 shares of Common Stock to two debenture holders upon conversion of a portion of the two-year convertible debentures sold July 14, 1999 pursuant to Section 4 (2) of the Securities Act of 1933 as amended.

In October 1999 the Company issued 285,123 shares of Common Stock to seven debenture holders upon conversion of a portion of the two-year convertible debentures sold July 14, 1999 pursuant to Section 4 (2) of the Securities Act of 1933 as amended.

In November 1999 the Company issued 54,280 shares of Common Stock to two debenture holders upon conversion of a portion of the two-year convertible debentures sold July 14, 1999 pursuant to Section 4 (2) of the Securities Act of 1933 as amended.


Item 3. Defaults upon Senior Securities.
----------------------------------------

None.


Item 4. Submission of Matters To A Vote Of Security Holders.
------------------------------------------------------------

During the third quarter of 1999 no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


Item 5. Other Information
-------------------------

The Company announced on July 15, 1999 that it had completed a private sale, to nine accredited investors, of two-year convertible debentures in the principal amount of $400,000.00 pursuant to Regulation D promulgated under the Securities Act of 1933 as amended. Alexander, Wescott & Co, Inc. served as placement agent. Interest on the principal amount is 6% per year simple interest and is payable in cash or shares of the Company's common stock. The debentures may be converted at any time after the earlier of the effective date of the Registration Statement to be filed by the Company registering the shares underlying the debentures, or 90 days after such Registration Statement is filed with the SEC. The conversion price of the debentures will be equal to 75% of the market price of the Company's Common Stock upon conversion, with a floor of $0.50 and a ceiling of $2.00 per share, subject to certain adjustment provisions included in the debentures. The Company has the right to prepay the debentures prior to maturity, provided that if it does so within 90 days of issuance, it will pay a premium of 10% of the face value of the debentures, and if it prepays within 180 days, it will pay a premium of 20% of such value. The agreement also specifies that, at the Company's discretion, the Company may direct the Placement Agent, by October 15, 1999, to use his best efforts to obtain purchasers for an additional $600,000 of debentures.

Net proceeds to the Company from the sale of the $400,000 of debentures were $265,000 after a cash commission of 10%, a 3% non-accountable expense allowance, escrow fees of $5000, and a $78,000 non-refundable prepayment of commissions and expenses for the sale of additional debentures in the amount of $600,000, should the Company elect to direct the Placement Agent to sell such additional debentures on or prior to October 15, 1999.

Prior to October 15, 1999 the Company directed Alexander, Wescott and Company, Inc. to purchasers for the additional $600,000 of debentures. These debentures are to be sold under the same terms as the previous $400,000 tranche except that the floor conversion price has been raised to $0.70 per share and the Company has the discretionary right to pay the principal, at maturity, in cash or shares of the Company's common stock.

The Company intends to use the proceeds from the sale of the debentures for general corporate purposes, including, but not limited to, its marketing activity.


Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Reports on Form 8-K.
---  --------------------

The Company filed no reports on form 8K during the quarter covered by this report.

(b)  Exhibits.
---  ---------

   27.1   Financial Data Schedule


                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAF T LOK INCORPORATED

By: /s/ Franklin W. Brooks        Date: November 12, 1999
   -----------------------

Franklin W. Brooks, Chairman, President, Chief Executive Officer

                    SAF T LOK INCORPORATED AND SUBSIDIARIES


                                     INDEX
                                     -----

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 & 1998                F-2
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 AS OF SEPTEMBER 30, 1999                                            F-3 - F-4
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
 AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998                         F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
 ENDED SEPTEMBER 30, 1999 AND 1998                                         F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-7 - F-8

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       AS OF SEPTEMBER 30, 1999 AND 1998
                       ---------------------------------

                                                              ASSETS
                                                              ------

CURRENT ASSETS                                                           1999                     1998
--------------                                                        -----------              ------------
Cash and Cash Equivalents                                             $    69,466              $  1,320,800
Accounts Receivable (less allowance for doubtful accounts
  of $14,510 in 1998)                                                      55,875                   487,023
Notes Receivable, current portion                                          21,262                     6,440
Inventories                                                             2,472,515                 2,117,921
Prepaid Expenses                                                          159,029                 5,540,090
                                                                      ------------             ------------
Total Current Assets                                                    2,778,147                 9,472,274
                                                                      ------------             ------------

PROPERTY AND EQUIPMENT, LESS
----------------------------
ACCUMULATED DEPRECIATION                                                1,108,115                 1,433,327
------------------------

OTHER ASSETS
------------
Patents (less accumulated amortization)                                   279,372                   326,513
Notes Receivable, less current portion                                    130,177                   162,545
Deferred Interest, less current portion                                    70,754
Deposits                                                                    9,016                     9,261
                                                                      ------------             ------------
Total Other Assets                                                        489,319                   498,319
                                                                      ------------             ------------
TOTAL ASSETS                                                          $ 4,375,581              $ 11,403,920
                                                                      ============             ============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------

CURRENT LIABILITIES
-------------------
Accounts Payable                                                      $   208,194              $    577,330
Accrued Expenses                                                           26,213
                                                                      ------------             ------------
Total Current Liabilities                                                 234,407                   577,330
                                                                      ------------             ------------
LONG TERM LIABILITIES
---------------------
Debentures Payable                                                        325,000


SHAREHOLDERS' EQUITY
--------------------
Common Stock                                                              136,442                   136,099
Paid In Capital                                                        25,783,629                27,282,328
Other Equity Reductions                                                  (218,013)                 (744,953)
Accumulated Deficit                                                   (21,885,884)              (15,846,884)
                                                                      ------------             ------------
Total Shareholders' Equity                                              3,816,174                10,826,590
                                                                      ------------             ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 4,375,581              $ 11,403,920
                                                                      ============             ============

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           AS OF SEPTEMBER 30, 1999



                                                  COMMON STOCK                             Equity       Accumulated
                                             ----------------------
                                              Shares        Amount     Paid In Capital   Reductions       Deficit         Total
                                             --------------------------------------------------------------------------------------
Balance - December 31, 1997                  $  9,987,077   $  99,870    $ 17,736,532    $ (1,080,416)  $ (13,356,673)  $3,399,313

Issuance of common stock to
offshore investors                                250,000       2,500         497,500                                      500,000

Issuance of common stock to
2 consultants upon exercise of
stock options                                     160,000       1,600         398,400                                      400,000

Issuance of common stock to
2 director/employees upon
exercise of stock options                         137,000       1,370          12,330                                       13,700


Issuance of common stock in
connection with marketing
agreement                                          25,000         250          68,500                                       68,750

Issuance of common stock in
connection with exercise of
warrants                                        2,000,000      20,000       3,365,998                                    3,385,998

Issuance of common stock in
connection with distributor
agreement                                       1,000,000      10,000       3,771,000                                    3,781,000

Issuance to landlord for payment
of rent                                            50,880         509          50,371                                       50,880

Issuance of warrants in
connection with distribution
agreement                                                                   1,884,000                                    1,884,000

Unearned advertising expense                                                               (3,781,000)                  (3,781,000)

Forfeit of deferred compensation                                             (265,500)        265,500

Amortization of deferred
compensation                                                                                  341,087                      341,087

Issuance of stock options to
consultants                                                                   115,436                                      115,436

Net Loss                                                                                                   (6,066,394)  (6,066,394)
                                         -----------------------------------------------------------------------------------------
Balance - December 31, 1998                  $ 13,609,957   $ 136,099    $ 27,634,567     ($4,254,829)   ($19,423,067)  $4,092,770

Issuance of common stock to employee/
directors upon exercise of stock option           115,000       1,150          10,350                                       11,500

Issuance of common stock in
payment of marketing agreement fees                25,000         250          35,688                                       35,938

Issuance of common stock to consultants
upon exercise of stock option                     100,000       1,000         108,000                                      109,000

Return of common stock upon cancellation
of distribution agreement                      (1,000,000)    (10,000)     (3,771,000)                                  (3,781,000)

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           AS OF SEPTEMBER 30, 1999


                                                        COMMON STOCK                            Equity     Accumulated
                                                   ----------------------
                                                    Shares        Amount    Paid In Capital   Reductions     Deficit     Total
 Cancellation of unearned advertising expense      --------------------------------------------------------------------------------
                                                                                               3,781,000                  3,781,000
Issuance of common stock to an employee/
director, a director and three employees upon
exercise of stock options                           109,304        1,093         295,482                                    296,575

Amortization of deferred compensation                                                            170,544                    170,544

Stock options granted to former officer/employee                                 410,775                                    410,775

Issuance of common stock in connection
with exercise of warrants                           500,000        5,000       1,300,000                                  1,305,000

Purchase of outstanding warrants                                                (500,000)                                  (500,000)
                                                 ----------------------------------------------------------------------------------

Balance - June 30, 1999                          13,459,261    $ 134,592    $ 25,523,862      $ (303,285)  $(19,423,067)  5,932,102

Issuance of common stock for legal services          87,093          871          99,809                                    100,680

Stock issued for commissions and fees in
connection with convertible debentures               40,000          400          84,600                                     85,000

Issuance of common stock on conversion
of debentures                                        57,858          579          75,358                                     75,937

Amortization of deferred compensation                                                             85,272                     85,272

Net loss                                                                                                     (2,462,817) (2,462,817)
                                                 ----------------------------------------------------------------------------------

Balance - September 30, 1999                     13,644,212    $ 136,442    $ 25,783,629      $ (218,013)  $(21,885,884)  3,816,174
                                                 ==================================================================================

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                  ------------------------------------------
                          SEPTEMBER 30, 1999 AND 1998
                          ---------------------------

                                              Three Months                                      Nine Months
                                           Ended September 30,                                Ended September 30,
                                    ------------------------------------              -------------------------------------
                                       1999                    1998                       1999                     1998
                                    -----------             ------------              ------------             ------------
Sales                               $    14,435              $   472,333               $   145,243              $ 1,705,793

Cost of Sales                             8,476                  636,825                    83,233                1,378,828
                                    -----------             ------------              ------------             ------------
Gross Profit                              5,959                 (164,492)                   62,010                  326,965

Selling, General &
 Administrative expenses                450,629                  632,940                 1,329,623                1,249,338

Depreciation                             76,323                   52,599                   226,922                  156,483

Other Income                             11,747                                             33,631

Stock Options, Warrants
 & Stock Issued for
 Compensation & Services                211,409                  537,181                 1,001,913                1,411,335
                                    -----------             ------------              ------------             ------------
NET LOSS                            $  (720,655)             $(1,387,212)              $(2,462,817)             $(2,490,191)
                                    ===========             ============              ============             ============

(LOSS) PER COMMON SHARE             $     (0.05)             $     (0.10)              $     (0.18)             $     (0.20)
                                    ===========             ============              ============             ============
Weighted Average Number of
Outstanding Common Shares
                                     13,532,451               13,609,957                13,680,391               12,429,394
                                    ===========             ============              ============             ============

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                           1999                        1998
                                                                       ------------                 ------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                                                $ (2,462,817)               $ (1,387,212)
                                                                        ------------                ------------
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Depreciation and amortization                                                226,922                     156,483
Non cash compensation to directors and officers                              747,991                     335,460
Issuance of stock for services                                               221,618                      68,750
Issuance of stock for compensation                                            91,575
Issuance of stock to reduce debt                                              75,000
Issuance of stock for interest paid upon conversion of
 debentures                                                                      937
Issuance of warrants pursuant to distribution agreement                                                1,888,400
Issuance of Stock pursuant to distribution agreement                                                   3,000,000
Issuance of stock for settlement of Accounts Payable                                                      46,640
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                     3,722                    (482,137)
Decrease (increase) in prepaid expenses                                       (2,162)                 (6,618,891)
Increase in inventories                                                     (114,533)                 (1,770,239)
(Decrease) increase in accounts payable                                     (163,339)                     78,583
(Decrease) increase in accrued liabilities                                  (255,731)                    199,898
                                                                        ------------                ------------

NET CASH USED IN OPERATING ACTIVITIES                                     (1,630,817)                 (4,484,265)
                                                                        ------------                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in current portion of note receivable                     (2,960)                     14,508
Payments for purchase of equipment                                           (52,593)                   (420,681)
Increase in other assets                                                     (51,925)                     (7,111)
Decrease in notes payable                                                                               (121,760)
                                                                        ------------                ------------

NET CASH USED BY INVESTING ACTIVITIES                                       (107,478)                   (535,044)
                                                                        ------------                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock upon exercise of warrants                                  805,000                   3,999,999
Issuance of stock upon exercise of options                                   244,100                     413,700
Increase in debentures payable                                               325,000
Proceeds from issuance of common stock                                                                   500,000
                                                                        ------------                ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,374,100                   4,913,699
                                                                        ------------                ------------
NET (DECREASE) IN CASH AND EQUIVALENTS                                      (364,195)                   (105,610)

Cash and equivalents at beginning of year                                    433,661                   1,426,410
                                                                        ------------                ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                   $     69,466                $  1,320,800
                                                                        ============                ============
SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:

Cash payments for interest                                              $     61,344                $      4,420
                                                                        ============                ============

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10KSB for the year ended December 31, 1998. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1998, has been omitted. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of results for the entire year ending December 31, 1999. Certain items in the September 30, 1998 financial statements have been reclassified for comparative purposes. These reclassifications have no effect on the net loss for the period.


NOTE 2 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of the following                  1999                  1998
as of September 30, 1999 and 1998.                                 ------------------------------------------
Cash in banks                                                      $         69,466        $        1,320,800
                                                                   ==========================================

NOTE 3 - INVENTORIES
                                                                         1999                  1998
Inventories are comprised of the following as of                   ------------------------------------------
September 30, 1999 and 1998.
Finished Goods                                                     $        430,064        $          317,637
Raw Materials                                                             1,992,451                 1,750,284
Supplies                                                                     50,000                    50,000
                                                                   ------------------------------------------
                              TOTAL                                $      2,472,515        $        2,117,921
                                                                   ==========================================

NOTE 4 - PREPAID EXPENSES
                                                                         1999                  1998
Prepaid expense is comprised of the following as of                ------------------------------------------
September 30, 1999 and 1998
Deposits on Tooling                                                $         36,357        $            1,000
Deferred Interest, current portion                                           89,376
Prepaid Rent                                                                 16,916
Prepaid Insurance                                                             6,380                    32,796
Prepaid Legal                                                                 5,000
Prepaid Consulting                                                            5,000
Agreement and Warrant expenses                                                                      2,076,705
Prepaid Marketing and Advertising                                                                   3,336,589
Deposit on Patent cost                                                                                 93,000
                                                                   ------------------------------------------
                              TOTAL                                $        159,029        $        5,540,090
                                                                   ==========================================

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following as of                              1999           1998
                                                                                    ---------------------------
September 30, 1999 and 1998.
Equipment                                                                           $   364,303      $  439,407
Furniture and Fixtures                                                                   55,713          51,578
Tools and die                                                                         1,530,764       1,551,778
Software                                                                                 40,393          39,359
Leasehold Improvements                                                                   24,762          11,436
                                                                                    ---------------------------

                                      TOTAL                                           2,015,935       2,093,558

Less accumulated depreciation                                                          (907,821)       (660,231)
                                                                                    ---------------------------
                                      TOTAL                                         $ 1,108,115      $1,433,327
                                                                                    ===========================
NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following                    1999            1998
                                                                                    ---------------------------
as of September 30,1999 and 1998.

Accounts payable                                                                    $   208,194      $  577,330
Accrued expenses                                                                         26,213
                                                                                    ---------------------------
                                      TOTAL                                         $   234,407      $  577,330
                                                                                    ===========================

NOTE 7 - SHAREHOLDERS' EQUITY

In July 1999, 800,000 shares of common stock were reserved for issuance upon conversion of the 6% Convertible Debentures sold in a Private Placement offering.

In July 1999, 100,000 shares of common stock were reserved for payment of commissions and fees related to the 6% Debentures.

In August 1999, a legal consulting firm was issued 87,093 shares of common stock as payment for $100,680 in professional fees.

In August 1999, a registered broker was issued 40,000 shares of common stock as a commission for services rendered in connection with the sale of the 6% Convertible Debentures.

In September 1999, 57,858 shares of common stock were issued upon conversion of 6% Convertible Debentures.

NOTE 8 - SUBSEQUENT EVENTS

In October 1999, 312,254 shares of common stock were issued upon conversion of 6% Convertible Debentures.

In October 1999, a settlement was reached in a lawsuit brought by the former CEO of the company. In connection with the settlement the company has agreed to honor options issued to the former CEO for 250,000 shares of the Company's stock at an exercise price of $.50 a share.