Form 10KSB
period 1999-12-31
SAF T LOK INC
filed 2000-04-14
CIK 902056

===============================================================================

                                 UNITED STATES.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

                           COMMISSION FILE NO. 1-11968

                           --------------------------

                             SAF T LOK INCORPORATED
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                   65-0142837
     (State of Incorporation)                (I.R.S. Employer Identification)

             1101 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA 33407
                    (address of principal executive offices)

                                 (561) 478-5625
                (Company's telephone number, including area code)

                           --------------------------

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

               Title of each Class: COMMON STOCK, $0.01 PAR VALUE
    Name of each exchange on which registered: THE NASDAQ STOCK MARKET, INC.

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES X NO___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B if not contained in the form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Company's total revenues for its fiscal year ended December 31, 1999, were $209,173.

         The aggregate market value of the Company's voting stock held by non-affiliates (all persons other than executive officers or directors) of the Company on March 31, 2000 (based upon the average bid and asked prices of such stock on The Nasdaq Stock Market, Inc. on that date) was approximately $43,636,000.

         On March 31, 2000, there were 15,177,869 shares of the registrant's common stock outstanding.

===============================================================================


PART I .........................................................................    1
   Item 1.  Description of  Business ...........................................    1
     COMPANY HISTORY ...........................................................    1
     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION: ...............    1
     THE SAF T LOK-Registered-Trademark GRIP LOCK ..............................    1
     THE SAF T LOK-Registered-Trademark MAGAZINE LOCK ..........................    1
     COMPATIBLE FIREARMS........................................................    2
        GUN BRANDS AND MODELS...................................................    2
     SAF T LOK-Registered-Trademark CUSTOMERS ..................................    3
        LAW ENFORCEMENT USE ....................................................    3
        CONSUMER USE ...........................................................    4
        GENERAL SERVICES ADMINISTRATION CONTRACT ...............................    4
     ENDORSEMENTS ..............................................................    4
     METHODS OF  DISTRIBUTION ..................................................    4
        TERMINATION OF USA DISTRIBUTION AGREEMENT ..............................    5
     COMPETITIVE BUSINESS CONDITIONS ...........................................    5
     MATERIALS, SUPPLIERS AND MANUFACTURING ....................................    6
     PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION ...........................    6
     GOVERNMENTAL REGULATION AND REGULATORY REQUIREMENTS .......................    6
     RESEARCH AND DEVELOPMENT ..................................................    7
     EMPLOYEES .................................................................    7
     PUBLIC AVAILABILITY OF COMPANY INFORMATION ................................    7

   Item 2.  Description of Property ............................................    7
   Item 3.  Legal Proceedings ..................................................    7
   Item 4.  Submission of Matters to a Vote of Security Holders ................    8

PART II ........................................................................    8
   Item 5.  Market for the Company's Common Equity and Related Stockholder
            Matters ............................................................    8
     LISTING AND TRADING PRICES ................................................    8
     ISSUANCE AND SALE OF SECURITIES ...........................................    9
        6% CONVERTIBLE DEBENTURES ..............................................    9
        COMMON STOCK ...........................................................    9

   Item 6.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..............................................    9
     REVENUES AND EXPENSES .....................................................   10
     LIQUIDITY AND SOURCES OF CAPITAL ..........................................   12
        SALE OF DEBENTURES .....................................................   12
        NON-CASH PAYMENTS AND SALARY DEFERRALS .................................   12
        CONTEMPLATED STRATEGIC PARTNERSHIPS ....................................   12
        OTHER FINANCING EFFORTS ................................................   12
     PRODUCT LIABILITY .........................................................   12
     ANTICIPATED MAJOR EXPENSES ................................................   12
     CAPITAL RESOURCES AND EXPENDITURES ........................................   12
     OUTLOOK ...................................................................   12
        GUN SAFETY ADVANCES ....................................................   13


   Item 7.  Financial Statements and Supplementary Data ........................   13

   Item 8.  Changes in Accountants .............................................   13

PART III .......................................................................   14
   Item 9.  Directors and Executive Officers of the Registrant .................   14
     BUSINESS EXPERIENCE .......................................................   14
     SIGNIFICANT EMPLOYEES AND FAMILY RELATIONSHIPS ............................   14
     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE ...................   15

   Item 10. Executive Compensation .............................................   15
     SUMMARY COMPENSATION TABLE ................................................   15
     OPTION/SAR GRANTS TABLE ...................................................   15
     REPORT ON REPRICING OF OPTIONS ............................................   15
     AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE ........   15
     COMPENSATION OF DIRECTORS .................................................   16
     EMPLOYMENT AND CONSULTING AGREEMENTS ......................................   16

   Item 11.  Security Ownership of Certain Beneficial Owners and Management.....    17

   Item 12.  Certain Relationships and Related Transactions ....................   18

   Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   18
     FINANCIAL STATEMENTS: .....................................................   18
     EXHIBITS TO FORM 10KSB: ...................................................   18
     CURRENT REPORTS ON FORM 8-K ...............................................   18

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY HISTORY

         Saf T Lok Incorporated (the "Company") through its subsidiary, Saf T Lock Corporation, a Florida corporation, ("STL"), designs, develops, manufactures and distributes patented and proprietary safety locks for handguns. STL was organized in 1989 by Franklin W. Brooks to develop a proprietary gun locking device. Until February 1996, it remained a privately held company focused on developing the Saf T Lok-Registered-Trademark gun lock, without revenue. STL was acquired by the Company by merger on February 13, 1996.

         The Company was incorporated in Florida in July 1989, under the name of RGB Sales and Marketing, Inc., and in October commenced operation of a retail store selling Amiga computers and producing tutorial programs for such computers. An initial public offering of common stock was held on June 23, 1993, during which the Company sold a total of 1,340,000 shares of common stock at a public offering price of $7.00 per share. The acquisition of STL in 1996 marked the end of the Company's involvement in the video editing business. The Company is currently focused on the design, development, manufacture, and marketing of Saf T Lok-Registered-Trademark combination locks which, when integrated into a handgun, prevent both accidental and unauthorized discharge of the weapon, including unintentional discharge by children and assailants. Two types of gun locks, the Grip Lock and the Magazine Lock, are currently produced by the Company. The Grip Lock was the first product developed by STL, prior to its acquisition by the Company. The first Magazine lock was conceived in late 1996, the prototype developed and produced in 1997, and production and shipment commenced in June 1998.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

         This document includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, risks attending litigation and government investigation, inability to raise additional capital or find strategic partners, leverage and debt service, governmental regulation, dependence on key personnel, competition, including competition from other manufacturers of gun locks, costs and risks attending manufacturing, expansion of operations, market acceptance of the Company's products, limited public market and liquidity, shares eligible for future sale, the Company's common stock ("Common Stock") being subject to penny stock regulation and other risks detailed in the Company's filings with the United States Securities and Exchange Commission ("SEC" or "Commission").

THE SAF T LOK-Registered-Trademark GRIP LOCK

         The Saf T Lok-Registered-Trademark Grip Lock is a mechanical combination lock that attaches to a handgun. It is easily installed, removed and operated by a gun owner. When unlocked, it neither hampers nor interferes with use of the gun. When engaged, it locks the gun into the "no fire" position, stopping normal operation and preventing it from being fired. The Saf T Lok-Registered-Trademark Grip Lock does not involve keys or batteries that might be lost or fail.

         The body of the lock is positioned under, and concealed by, the gun's grip. The combination mechanism is located at the top of the grip, where it is easily accessible. The Saf T Lok-Registered-Trademark Grip Lock is mounted on a plate placed under the gun's grip and is installed by removal of the grip, insertion of the lock's mounting plate and replacement of the original grip with custom rubber grips sold with the Grip Lock. When locked, the Grip Lock cannot be removed without special tools or damage to the gun, even if the grips are removed. The lock engages by moving its safety slide backward with one finger while pushing the reset button with another finger, a simultaneous action designed to prevent accidental locking. The Grip Lock may be engaged even if the gun is loaded. In the firing position, the gun can be unlocked in about three seconds by depressing each of three individually programmed buttons the correct number of times, in any order, without looking at the lock or the gun. Each lock comes with a preset combination, but the Company produces a separately marketed combination changing kit that allows the gun owner to select a different, personal, combination.

THE SAF T LOK-Registered-Trademark MAGAZINE LOCK

         Like the Grip Lock, the Saf T Lok-Registered-Trademark Magazine Lock is a precision, miniaturized, all mechanical, combination lock that attaches to the handgun, is easily installed, removed and operated by a gun owner, and when unlocked, neither hampers nor interferes with the use of the gun. Its has two combination buttons that each move in two directions, yielding 10,000 possible combinations. The Magazine Lock replaces the gun's magazine. The locking mechanism, located at the bottom of the lock/magazine, occupies the space of four to six cartridges, depending on the caliber. The Magazine Lock is installed by inserting the Saf T Lok-Registered-Trademark into the gun's magazine receptacle. When locked, a lever engages the trigger bar or similar part of the gun's firing mechanism, A second lever locks over the trigger bar or frame to prevent removal of the magazine. The lock is disengaged by entering a four-digit combination, which can also be personalized.

COMPATIBLE FIREARMS

         The American Firearms Industry, a trade association, estimates that there are 60-65 million handguns and 30-35 million handgun owners in the United States. According to the February 2000 COMMERCE IN FIREARMS IN THE UNITED STATES published by the U.S. Bureau Of Alcohol, Tobacco and Firearms and the Department of Commerce, an estimated two million new and two million second-hand handguns are sold in the United States annually.

         GUN BRANDS AND MODELS

         At this time, Saf T Lok-Registered-Trademark gun locks are available for the following gun brands and models:

COLT, SPRINGFIELD, AUTO ORDINANCE SINGLE COLUMN, SEMI-AUTOMATIC PISTOLS
1911-A1 & clones*                                       Commander & clones*
Officer, Compact & clones*
(Will not work properly with some replacement or extended safety levers.)

ROSSI REVOLVERS (will not fit m-877, 677 and lady rossi) GLOCK

Model M-68                                              Model 17 9 mm
Model M-720                                             Model 19    9 mm
Model M-88                                              Model 22/24 40 cal
Model M-851                                             Model 23 40 cal
Model M-515                                             Model 26 9 mm
Model M-971
Model M-518                                             BERETTA
Model M-971-VRC                                         Model 92 9 mm
                                                        Model 96 40 cal
RUGER REVOLVERS                                         Model 92 9 mm
SP 101                                                  Model 96 40 cal

SMITH & WESSON K & L FRAME REVOLVERS
Model 10                                                Model 17
Model 65LS                                              Model 617
Model 686 Plus                                          Model 686 Magnum
Model 13                                                Model 19
Model 66                                                Model 686
Model 686 Quad                                          Model 14
Model 64                                                Model 67
Model 686 Power Port                                    Model 686 Combat
Model 696                                               Model 15
Model 65                                                Model 586

TAURUS                                                  SIG SAUER
Model 85                                                Model P226 9mm
Model 605                                               Model P228 9mm
Model 94                                                Model P229 9mm
Model 941

SMITH & WESSON J-FRAME REVOLVERS
Model 36                                                Model 36 LS
Model 37                                                Model 38
Model 49                                                Model 60
Model 60LS                                              Model 63
Model 317                                               Model 442
Model 637                                               Model 638
Model 640                                               Model 642
Model 642LS                                             Model 649
Model 651                                               Model 940

         The Company is currently working to develop new Saf T
Lok-Registered-Trademark gun locks to fit an expanded range of gun models. SEE "Research and Development."

SAF T LOK-Registered-Trademark CUSTOMERS

         The Company believes that the greatest demand for Saf T Lok-Registered-Trademark gun locks will come from those who use handguns for guarding their households or for personal protection. This includes both individual consumers among the general public and professionals in the law enforcement community. The Company further believes that these individuals and entities will be willing to pay more for the benefits of Saf T Lok-Registered-Trademark gun locks, which are considerably more expensive than simple trigger locks. Saf T Lok-Registered-Trademark gun locks are also designed to be easily integrated into the handgun design and manufacturing process, which is another potential market for the Company's products. SEE "Outlook-Gun Safety Advances." The Company does not plan to produce Saf T Lok-Registered-Trademark gun locks for the cheaper, small caliber, "Saturday Night Special" category of handguns, as the locks for these guns might well cost more than the gun itself.

         LAW ENFORCEMENT USE

         Saf T Lok-Registered-Trademark gun locks are issued by police and other law enforcement organizations for use by their officers, for the off-duty home storage of handguns in daily use. Currently, Saf T
Lok-Registered-Trademark gun locks have been purchased by:

          -    the Boston Police Department, Boston, Massachusetts;
          -    the Carbondale Police Department, Carbondale, Colorado;
          -    the Dothan Police Department, Dothan, Alabama;
          -    the Elmira Police Department, Elmira, New York;
          -    the Evans Police Department, Angola, New York;
          -    the Cambridge Police Department, Cambridge, Massachusetts;
          -    the Coral Springs Police Department, Coral Springs, Florida;
          - the Cumberland County Sheriffs Department, Fayetteville, North Carolina;
          -    the Garwood Police Department, Garwood, New Jersey;
          -    the Glouster Police Department, Glouster, Massachusetts;
          -    the Grant County Sheriffs Department, Lancaster, Wisconsin;
          -    the Harnett County Sheriff's Department, Lillington, North
               Carolina;
          -    the Harvard University Police & Security, Cambridge,
               Massachusetts;
          -    the Key Biscayne Police Department, Key Biscayne, Florida;
          -    the Logan Police Department, Logan, Utah;
          - the Los Angeles Unified School District Police, Los Angeles, California;
          -    the Macomb Police Department, Macomb, Illinois;
          -    the Maryland National Capitol Park Police, Silver Springs,
               Maryland;
          - the Metro Washington Airport Authority, Washington, DC, at Reagan National and Dulles Airports;
          -    the Miami Springs Police Department, Miami Springs, Florida;
          -    the Monroe County Sheriffs Department, Bloomington, Indiana;
          -    the National Park Service, Brunswick, GA;
          -    the Navajo Nation Department of Public Safety, Window Rock,
               Arizona;
          -    the Niles Police Department, Niles, Illinois;
          -    the North Carolina State Highway Patrol, Raleigh, North Carolina;
          -    the Norwood Police Department, Norwood, Massachusetts;
          -    the Oaklawn Police Department, Oaklawn, Illinois;
          -    the Orland Park Police Department, Orland Park, Illinois;
          -    the Owen County Sheriffs Department, Spencer, Illinois;
          -    the Palm Beach County Sheriffs Department, West Palm Beach,
               Florida;
          -    the Palmetto Police Department, Palmetto, Florida;
          -    the Southern Pines Police Department, Southern Pines, North
               Carolina;
          -    the Springfield Police Department, Springfield, New Jersey;
          -    the Sullivan County Sheriffs Department, Sullivan, Indiana;

          -    the U.S. Customs, Washington, DC;
          -    the U.S. Immigration & Naturalization Service, Altoona,
               Pennsylvania;
          -    the U.S. Marshals, Boston, Massachusetts; and
          - the Office of Inspector General, U.S. Nuclear Regulatory Commission, Washington, DC.


         The Company believes that the law enforcement community presents a substantial market for Saf T Lok-Registered-Trademark gun locks. According to the Department of Justice, the more than 700 general purpose State and local law enforcement agencies that employ 100 or more full-time sworn personnel collectively employ more than 381,000 such personnel. U.S. Housing Secretary, Andrew Cuomo, who is leading the President's initiative on gun control in coordination with cities nationwide, estimates that governments at all levels together buy more than 500,000 police guns annually.

     CONSUMER USE

         The Consumer segment of Saf T Lok-Registered-Trademark's potential market consists of non-law enforcement handgun owners who use guns for home defense and self-protection. It is estimated that these individuals collectively own more than sixty-five million handguns, and purchase over two million more each year, from licensed firearms dealers in the United States.

     GENERAL SERVICES ADMINISTRATION CONTRACT

         In March 1999, the U.S. General Services Administration (GSA), the purchasing arm of the Federal government, awarded a five-year contract to the Company for its products (the "GSA Contract"). The contract with the GSA's Federal Supply Service runs from March 1, 1999, through February 29, 2004. While the contract does not obligate the federal government to purchase any of the Company's products, it allows federal law enforcement agencies and other departments and offices in all fifty states, Washington D.C., Puerto Rico and the Virgin Islands to procure Saf T Lok-Registered-Trademark gun locks directly from the Company, or over the Internet from GSA Advantage, on the best pre-negotiated terms.

ENDORSEMENTS

         Saf T Lok-Registered-Trademark gun locks have received the following endorsements:

     - INSTITUTE FOR POLICE RESEARCH. Independent evaluation by the Institute for Police Research (the "IPR"), a branch of the International Union of Police Associations, AFL-CIO, concluded with a strong recommendation about Saf T Lok-Registered-Trademark gun locks. Trigger locks, conversely, were "found to be of very little value."

     - FRATERNAL ORDER OF POLICE. In June 1998, Saf T Lok-Registered-Trademark became the only gun locking device endorsed by the Fraternal Order of Police (FOP), one of the most prominent police labor organization in the country, with over 272,000 members. The Company pays an annual licensing fee of $25,000 to the FOP.

     - SAFE AND VAULT TECHNICIANS ASSOCIATION. Saf T Lok-Registered-Trademark has been endorsed as "one of the most important advancements this century in firearm safety" by the Safe and Vault Technicians Association, a premier organization for security professionals.

     - CITY OF BOSTON POLICE DEPARTMENT. 97% of the seventy-seven City of Boston Police Department officers who field evaluated Saf T Lok-Registered-Trademark gun locks prior to purchase by that Department, for off-duty use by its officers, rated the lock easy to use.

METHODS OF DISTRIBUTION

         In 1996, the Company began marketing the Grip Lock by advertising in gun magazines to attract gun dealers who would then promote the sale of Saf T Lok-Registered-Trademark gun locks to their customers. While the Company signed up more than 1,350 gun dealers and locksmiths in the United States, sales were disappointing, because the law enforcement market was rapidly switching from revolvers to semi-automatic models that the Company had not yet developed a lock for, and the Company had insufficient resources for a sustained advertising campaign.

         Resources were therefore devoted to development of the Magazine Lock, and further promotional efforts delayed until the product line was completed. Nearing completion of the Magazine Lock and lacking adequate funds to develop the consumer market, the Company split its marketing effort into two portions, the retail consumer market and the law enforcement market. In early 1998 the Company entered a distribution agreement with United Safety Action, Inc. to develop the retail consumer market, SEE "Termination of USA Distribution Agreement," below. This agreement was terminated in 1999 because the Company was dissatisfied with USA's performance under the contract.

         The Company currently conducts its own distribution, through retail stores, the Internet and direct sale to law enforcement authorities. In 1999, most of the Company's sales revenues were derived from sales to twenty-eight law enforcement agencies. Additional methods of distribution and third party distributors are currently being explored.

     TERMINATION OF USA DISTRIBUTION AGREEMENT

         On February 11, 1998, the Company entered into a distribution agreement (the "Distribution Agreement") with a newly formed distribution company, United Safety Action, Inc. ("USA) for the sale and purchase of the Company's Grip Locks and Magazine Locks. Under the Distribution Agreement, USA had the exclusive right to sell to the retail consumer segment of the market while the Company focused on marketing to the law enforcement community and gun manufacturers.

         USA's performance under the Distribution Agreement proved unsatisfactory in the view of Company management. It was terminated in May 1999 by agreement of the parties. The amounts owed by USA to the Company were written off, although the Company was able to credit outstanding commissions owed. The Company is now free to market to the retail customers itself or through other third parties.

     COMPETITIVE BUSINESS CONDITIONS

         The Company's competitors include Master Lock, manufacturer of trigger locks, numerous manufacturers of safes and lock-boxes, as well as upcoming developers of "smart gun" technology like Colt's Manufacturing Co. Some or all of these competitors may be larger, better capitalized companies with a longer production history and existing distribution channels. The Company's products compete with lock boxes, trigger locks, cable locks, ring locks and the evolving smart guns. Many of these products are more widely known and less expensive than the Company's products. In addition, while the Company believes that there are no generally available comparable products on the current market at a similar price, it nevertheless expects competitors to attempt development of similar products, possibly reducing the Company's sales or profit margins or both.

         TRIGGER LOCKS AND CABLE LOCKS. Trigger locks were the first widely available commercial gun lock, and are consequently most commonly known to consumers. However, they cannot be unlocked quickly and are not recommended for use on a loaded weapon. The first trigger lock, which opens with a key, was marketed by Master Lock Company. More recently, combination padlocks and combination built-in locks have also been marketed. These locks are opened by aligning the numbers on three individual wheels. Turning the wheels can be awkward, and proper alignment difficult to accomplish quickly or in the dark. Electronic trigger locks, another option, are subject to inopportune battery or electronic failure.

         MAGNETIC RING LOCKS. These are magnetic locking devices attached to the frame of a handgun under the grip that blocks a gun's firing action. The lock is released by aligning an external magnet with the magnet inside the gun. The interaction of the two magnets moves the locking lever, allowing the gun to be fired. Although these locks have been available for a number of years, they have not gained significant market share. This may be because the advantages of the passive locking mechanism are offset by the cost of installation and difficulties in use. For example, the most well known of these devices requires modification of the gun itself and installation by a gunsmith, which costs approximately $250 per gun, although a less expensive model, comparable in price to Saf T Lok-Registered-Trademark gun locks, may become more widely available. Notwithstanding the cost, however, magnetic ring locks still have several other disadvantages. For example, gun operators must wear a rather unattractive magnet ring any time the gun is used. In addition, since the magnet in the ring must be properly aligned with the magnet in the gun for the lock to release, proper fit is important and may be difficult to achieve given the wide variety of hand and finger sizes.

         BOX LOCKS AND GUN SAFES. Both box locks and gun safes effectively limit access to guns. Although the most inexpensive models retail for about the same price as Saf T Lok-Registered-Trademark gun locks, most are considerably more expensive. They are also generally not attractive enough to display in a readily available place in the home or office. Moreover, since they use either key, combination or electronics locks, they have some of the same limitations as trigger locks.

         "SMART GUN" TECHNOLOGY. So-called "smart gun technology" which identifies an authorized gun owner electronically may become a competitive threat to the Company in the future. One type of "smart gun" has a built-in electronic lock that "reads" a coded radio signal from a device worn by the user. At this time, however, such devices are very expensive and not commercially available. Therefore, the Company does not consider them a competitive threat at this time, especially in the used gun market.

         Another type of smart gun technology, which validates the authorized user by reading fingerprints, has also been publicized. The Company has looked into the possible availability of such devices, and to the best of its knowledge, believes that the required technology cannot yet be adapted to handgun use. In fact, the major promoter of fingerprint technology, Oxford Micro Devices, has discontinued further development of fingerprint activated gun locks.

         The Company believes that Saf T Lok-Registered-Trademark gun locks are better than competing products because they can be:

-    kept readily available;

-    used on a loaded gun;

-    disengaged within seconds;

-    operated by touch, even in the dark; and

-    opened without keys or electronics.

         In addition, retail prices of gun locks run from the $5-$20 range for low-end trigger locks, several hundred dollars for gun boxes to several thousand dollars for the sophisticated high-tech models not available to the general public. The Saf T Lok-Registered-Trademark is moderately priced at $69.95 for the Grip lock and $89.95 for the Magazine lock. Notwithstanding the foregoing, however, Saf T Lok-Registered-Trademark gun locks will compete with trigger locks, gun boxes and smart gun technology at the retail store level for shelf space, advertising, and promotional displays.

MATERIALS, SUPPLIERS AND MANUFACTURING

         Saf T Lok-Registered-Trademark gun locks are made in component parts. Both the Grip Lock and the Magazine Lock employ locking mechanisms that are die cast in zinc alloy and nickel-plated. The Grip Lock also includes rubber grips, and the Magazine Lock a metal and plastic magazine to hold ammunition. Historically, the Company has found, and continues to believe, that an ample supply of the raw materials used in the manufacture of its product components will remain available from numerous sources at reasonable prices.

         The manufacturing of Saf T Lok-Registered-Trademark gun lock components is subcontracted to various specialists. For example, Dynacast and Meier Tool Engineering are the die manufacturers who cast and stamp the lock components. Vintage Industries, a grip manufacturer injection molds rubber gun grips. The Magazine Lock tube and levers are currently being manufactured by ProMag Industries, Inc., a well-known magazine manufacturer. Plastic molding is provided by Modern Molding and machining is done by Microtove Engineering and Netam Industries. The gunlocks are assembled, tested for quality assurance and packaged for distribution at the Company's West Palm Beach, Florida location. The Company has demonstrated capacity to assemble and ship 5,000 locks per week, and can increase to approximately 10,000 units per week if needed.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

         The Company owns twelve U.S. patents on the Saf T Lok-Registered-Trademark Grip Lock and the Magazine Lock and related inventions, and has corresponding protections in twenty-one European countries. The issued patents, dated January 29, 1991 through November 23, 1999, were assigned to the Company by Franklin W. Brooks. The patent numbers are: 4,987,693; 5,229,532: 5,335,521; 5,090,148; 5,140,766; 5,408,777;
5,457,907; 5,732,497; 5,749,166; 5,782,029; 5,987,796; and 5,974,717. The
Company also filed patent application number SN 09/411,881. Together, the issued and pending patents cover a variety of ways of locking a variety of firearms. These patent numbers are prominently displayed on both the Grip Lock and the Magazine Lock, as part of the Company's efforts to protect its patents and guard against infringement.

         The Company received Registration Number 2,131,422 from the United States Patent and Trademark Office for its logo "Saf T Lok-Registered-Trademark" on January 20, 1998. In May 1998 the terms "Personalized Handgun" (TM) and "Personalized Firearm" (TM) were also registered.

GOVERNMENTAL REGULATION AND REGULATORY REQUIREMENTS

         Neither the Company nor Saf T Lok-Registered-Trademark gun locks are subject to specific governmental regulation or standards, although the sale of handguns is heavily regulated. Recently, however, several states have considered types of enhanced gun regulation that impact handgun safety locks.

         Both federal and state governments have been reviewing ways to increase gun safety and minimize gun violence. One way of accomplishing this is to require gun manufacturers to incorporate safety devices similar to the Company's products into all handguns sold. The first regulation of this kind was passed by the Maryland state legislature in early April 2000, and signed into law by Governor Glendenning on April 11, 2000. More than half a dozen states are considering similar laws. Although gun manufacturers have uniformly resisted this kind of legislation in the past, this view is changing. For example, Smith & Wesson agreed in March of 2000 to include safety locks with all handguns it sells. They will provide external locks initially, and internal ones within the next few years.

RESEARCH AND DEVELOPMENT


         During 1999, the Company spent a total of approximately $64,145 on research and development. Tooling revisions and obsolescence of older parts due to the Company's continuous product upgrading accounted for approximately $54,000. The remainder was spent on design of new product models and prototyping new lock designs. New models developed and marketed in 1999, and targeted for the law enforcement community, fit the Sig Sauer P228 and P229 semi-automatic pistols. Design of gun locks for Glock Models 20 and 21, the Smith & Wesson 9mm and 40 caliber high capacity semi-automatic pistols, and the Walther Models P99/S and W SW99 was also commenced. In 1998, the Company spent approximately $29,946 on research and development, mostly allocated to design of new product models for Sig and Beretta handguns, and miscellaneous tooling revisions.

EMPLOYEES

         Including its executive officers, as of December 31, 1999, the Company had nine full time employees. None of the these employees was covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

PUBLIC AVAILABILITY OF COMPANY INFORMATION

         The public may read and copy any materials filed by the Company with the SEC, at the Commission's Public Reference Room, located at 450 Fifth Street, N.W., Washington, DC 20549. Information about operation of the Public Reference Room is available by calling 1-800-SEC-0330. All electronic filings, including those of the Company, are available on the Commission's website, at http://www.sec.gov. Additional information about the Company and its products is also available at http://www.saf-t-lok.com.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 12,000 square feet of office, assembly and warehouse space in West Palm Beach, Florida, at an annual rental of $98,000. The lease term is through July 2003. In September 1998 the assembly and warehousing operations were moved into this facility and in January 1999, the corporate offices were consolidated into this facility. The Company believes such facility is adequate to meet its foreseeable requirements.

ITEM 3.  LEGAL PROCEEDINGS

         In December 1996, Lisa Broderick Fogel and her husband Bruce Fogel sued the Company and Chairman of the Board Franklin W. Brooks in the Circuit Court for Martin County, Florida, for defamation and loss of consortium occurring during, and as a consequence of, Ms. Fogel's brief tenure as President of the Company in November 1996. The case was settled on April 30, 1999. The plaintiff received $50,000 in cash from the Company's insurance company and a one year stock option on 110,000 shares of Common Stock at an exercise price of $0.10 per share. The options expire on September 24, 2000. On October 4, 1999, Ms. Fogel filed a complaint in the Circuit Court for Palm Beach County, Florida, Case No. CL 99-9579AW alleging the Company's failure to timely comply with the settlement and requesting damages in excess of $15,000. The Company intends to defend this action vigorously.

         On July 24, 1998, August 27, 1998, and October 20, 1998, three class action lawsuits were filed against the Company, Mr. Brooks and the Company's former President and CEO, John Gardner, in the United States District Court for the Southern District of Florida. The three suits allege violations of the federal securities laws and, more specifically, that the Company and its officers made misrepresentations or failed to disclose material information about a development agreement with Semiconductor Laser International Corporation and a highly favorable research report issued by Woodward Trading Company. Settlement of the case was announced in the summer of 1999, and includes an $850,000 payment to the plaintiffs, paid by the Company's insurer. The Company will bear all legal costs of the suits directly, and consistent with its Articles of Incorporation, will indemnify Messieurs Brooks and Gardner to the fullest extent permitted. Final judgment, including approval of the settlement, was entered on February 14, 2000, ending the suit for all but the three individuals who opted out of the plaintiff class. These individuals are not precluded from bringing individual claims against the Company, but will not share in the settlement. The Company is unable to speculate on what, if any, actions these individuals may take in the future.

         On May 29, 1998 the Company received notice of an informal inquiry by the SEC Division of Enforcement concerning activities between January 1, 1996 and May 29, 1998 and focusing on the Company's description of the terms of the Distribution Agreement, which is described in "Methods of Distribution--Termination of USA Distribution Agreement." The Company complied with all document production requests and Mr. Brooks appeared for subpoenaed testimony on February 18, 1999. At that time the Company received a copy of the Commission's Order Directing Private Investigation and Designating Officers to Take Testimony dated September 22, 1998, File No. HO-3451, citing possible violations of the Federal Securities Laws by Company management over an extended period. While it is too early to speculate on the outcome of this investigation, or its potential impact on the Company's business, the Company has not been asked to respond to the allegations through a "Wells" submission, nor has any action or litigation been instituted. The Company's insurance carrier has denied coverage of defense costs related to this investigation.

         On August 17, 1999, the Company was named as defendant in a declaratory judgment action pending in the United States District Court for the District of Arizona by Safe-T-Hammer, Inc., Case No. CIV 99-1479-PHX-RGS. The plaintiff seeks a declaratory judgment that its trademark does not infringe upon the Saf T Lok-Registered-Trademark trademark, to invalidate the Saf T Lok-Registered-Trademark trademark, and attorneys fees and costs. The Company has answered the complaint and is contemplating a counterclaim for trademark infringement, if the matter cannot be settled.

         On March 28, 2000, Winner Holding LLC, Winner Club LLC and James E. Winner Jr. (collectively, "Winner") filed a complaint against the Company and Mr. Brooks in the United States District Court for the Western District of Pennsylvania (Case No. 00-610). The suit arises from discussions between the parties regarding a possible merger. Winner's complaint purports to allege, among other things, causes of action for breach of contract, fraud, negligent misrepresentation and breach of duty to negotiate in good faith, and seeks compensatory damages in excess of $75,000 for each cause of action. Winner is also seeking a permanent injunction preventing the Company from being acquired by another party, as well as punitive damages of at least $5,000,000. The Company intends to defend the suit vigorously, and believes that available documentary evidence demonstrates that the Company was not legally obligated to Winner. The Company has notified its insurance carriers of the filing of the Winner Complaint to determine whether such carriers will provide either indemnity or a defense. Pursuant to its Articles of Incorporation, the Company will provide Mr. Brooks with counsel and indemnify him in connection with the action to the fullest extent permitted.

         Except as discussed above, the Company knows of no other legal proceedings, pending or threatened, or judgments entered against the Company or any director or officer of the Company in his or her capacity as such. Moreover, the Company is not aware of any pending or contemplated proceeding against it by governmental authorities concerning environmental matters.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 7, 2000, the Company held its annual meeting of shareholders. At the annual meeting, a total of 13,092,618 shares were present in person or by proxy, and:

-             Franklin W. Brooks, Jeffrey W. Brooks, William M. Schmidt, Dennis
              W. DeConcini and James V. Stanton were reelected to serve on the Company's board of directors. The number of votes cast in connection with the election of directors was 12,982,370 (for), 301,141 (against) and 109,248 (abstain).

- The Company's shareholders approved an increase in the number of authorized shares of common stock from 20 million shares to 30 million shares. The number of votes cast in connection with the amendment was 12,761,039 (for), 1,000 (against) and 30,438
              (abstain)

         The additional authorized shares will be available for issuance at the direction of the board of directors, without further shareholder action, for capital raising purposes, strategic alliances and other purposes deemed by the board to be in the best interest of the shareholders.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LISTING AND TRADING PRICES

         The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "LOCK". On April 7, 2000, the closing trade price for the Company's Common Stock was $2.50. As of March 31, 2000, there were approximately 419 stockholders of record. The Company believes that there are approximately 9,000 beneficial owners of its Common Stock.

         The Company historically has not paid cash dividends and does not intend to pay such dividends in the foreseeable future. The Company intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes.

         The following table sets forth the range of high and low bid price quotations obtained from the National Quotation Bureau, LLC for the Common Stock for the two fiscal years ended December 31, 1998 and 1999 and for the quarter ended March 31, 2000. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                                          HIGH            LOW
YEAR ENDED DECEMBER 31, 1998:
    First Quarter.......................................................................5.1875           2.00
    Second Quarter......................................................................5.09375          2.96875
    Third Quarter.......................................................................3.375            1.40625
    Fourth Quarter......................................................................1.625             .90625

YEAR ENDING DECEMBER 31, 1999:

    First Quarter.......................................................................2.375            1.03125
    Second Quarter......................................................................3.84375          1.1250
    Third Quarter.......................................................................2.50             1.5625
    Fourth Quarter......................................................................1.71875          1.03125

YEAR ENDING DECEMBER 31, 2000:

    First Quarter.......................................................................3.53125          1.125

ISSUANCE AND SALE OF SECURITIES

         6% CONVERTIBLE DEBENTURES

         The Company sold $1,725,000 worth of 6% convertible debentures ("Debentures") in 1999, in three tranches. The first tranche worth $400,000, was completed in July 1999. The second tranche, worth $375,000, was completed at the beginning of December 1999. Both of these tranches were sold through Alexander Westcott & Co., Inc. ("Alexander") to a total of ten accredited investors. The remaining $950,000 was sold through J.P. Carey Securities, Inc., ("Carey") to three accredited investors. Alexander received a commission composed of 40,000 shares of Common Stock, $100,000 in cash and $30,000 in legal expenses. Carey, with its business partners, Gary J. Shemano, and Pegasus Capital, Inc., and their attorneys, received aggregate commissions composed of 95,000 shares of Common Stock, $85,000 in cash, and legal fees of $10,000. An additional escrow fee of $1,250 was also paid. The Debentures and compensatory shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act (a "Section
4.2 Exemption"). The registration statement covering the Common Stock issuable upon conversion of the debentures and the compensatory shares became effective on March 24, 2000.

         The Debentures bear interest at the rate of 6% per year, which may be paid by the Company in cash or by the issuance of Common Stock. The debentures mature on various dates between October 27, 2001, and December 30, 2001. Upon conversion, and at the holder's option, the outstanding principal amount of the debentures, and any accrued but unpaid dividends thereon may be converted into Common Stock at a 25% discount off market price, subject to a minimum conversion price of $.70 per share and a maximum conversion price of $2.00 per share. To the extent that the debentures are not converted prior to their maturity dates, $868,000 of the principal of the Debentures and accrued interest may be paid in cash, or at the Company's option, by the issuance of shares of Common Stock. The remaining $950,000 in principal shall convert to Common Stock, unless cash payment is demanded by the holders, at their option. The remaining interest on the debentures, amounting to $114,000, is payable in cash or common stock at the Company's option. The Debenture certificates bear restrictive legends addressing the transferability of the debentures and the underlying Common Stock.

         COMMON STOCK

         During the fourth quarter of 1999, the Company issued an aggregate of 397,261 shares of Common Stock to nine Debenture holders upon conversion of their Debentures. Since December 31, 1999, an additional 871,670 shares of Common stock were issued to eight former Debenture holders, upon conversion.

         In February 2000, the Company issued 200,000 shares of unregistered Common Stock pursuant to a Section 4(2) Exemption to Chrisman Chiang, designee of ProMag Industries, Inc. ("ProMag") to pay off accumulated charges for goods and services. ProMag and its designee both represented that they were accredited investors, and were issued stock certificates bearing restrictive legends addressing non-transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom.

         In May 1999, in connection with cancellation of the USA Distribution Agreement, the Company cancelled 1 million shares of Common Stock, valued upon cancellation at approximately $3,771,000 and repurchased 2,000,000 warrants at a $5.00 exercise price per warrant, for a total of $500,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company anticipates that the rising call for heightened gun safety as a means of slowing increases in gun violence will significantly affect its financial condition in the future. The President's directive to federal law enforcement agencies, encouraging them to provide their officers with gun safety locks, should have a similar positive effect, particularly because the Company's products have been commended by several important police organizations. Finally, gun manufacturers, beginning with Smith & Wesson, are beginning to embrace gun safety locks as a way of improving their products and minimizing liability, which should similarly broaden the market for products like those produced by the Company. The events contributing to this trend are discussed more completely in "Outlook-Gun Safety Advances."

REVENUES AND EXPENSES

         The Company's total revenues in 1999 were $209,173, compared to $1,796,653 in 1998. The two revenue figures represent completely different marketing and focus between the two years and may not be appropriate for comparison when evaluating the Company's future prospects. 95% of the sales revenues generated in 1998 were realized from a single sale to United Safety Action, Inc. ("USA"), the distributor under the now terminated Distribution Agreement, and was geared toward the retail market. The Company's profit on each unit of this sale was minimal, and there were very few sales outside the retail arena. See "Methods of Distribution-Termination of USA Distribution Agreement." Sales to USA were, of, course, not repeated in 1999. Instead, the Company focused its efforts on sales to the law enforcement community, and $172,077 in revenues were generated. In 1998, the Company sold its products to a total of five law enforcement organizations, for a total of $67,917 in revenues. Most of this was a single sale to the City of Boston Police Department. By contrast, in 1999, $141,670 was raised by sales to twenty-nine such organizations. Sales to the law enforcement community have been of similar strength in the first quarter of 2000. Accordingly, management does not believe that comparison of the two years' revenue figures suggests a trend.

         The following table compares gross profit margin, revenues and losses between fiscal years 1999 and 1998. Parentheses indicate losses:

              CATEGORY                                                    1998                         1999
                                                            ACTUAL        PER SHARE        ACTUAL      PER SHARE
     Losses............................................  ($6,066,394)       ($.48)      ($3,829,043)      ($.28)
     Sales Revenues....................................   $1,652,469          --           $172,077         --
     Other Revenues....................................     $144,184          --            $37,096         --
     Gross Profit Margin ..............................       13%             --             49%            --

         "Other Revenues" were mostly generated by short term investment of cash on hand.

         The following table compares the Company's major expense categories between 1999 and 1998:

              Category                                                                1998          1999
              --------                                                                ----          ----

     Consulting Fees, Marketing Fees and Commissions .....................  $   3,006,310   $  148,066
     Salaries and Wages                                                         1,069,915      963,792
     Advertising and Sales Promotion .....................................        149,695      200,097
     Legal, Accounting and Professional Fees                                      542,717      833,111
     Allowance for Doubtful Accounts                                              502,680            0
     Product Development                                                           29,946       64,146
     Miscellaneous                                                              1,148,057    1,639,411

         CONSULTING FEES, MARKETING FEES AND COMMISSIONS. In 1999, consulting fees, marketing fees and commissions were split between expenses relating to public relations, business plan compilation, potential business alliance exploration, as well as a charge for repricing the options held by certain consultants following a Black-Scholes evaluation. SEE "Report on Repricing of Options" and "Security Ownership of Certain Beneficial Owners and Management." The Black Scholes related charges were $13,800. In 1998, the Black-Scholes related charge was $115,436, which was exceeded by the amount spent on business development, $2,810,667, that culminated in the Distribution Agreement. SEE "Methods of Distribution-Termination of USA Distribution Agreement."

         SALARIES AND WAGES. Actual wages paid to company employees in 1999 totaled $531,129. This amount was considerably lower than 1998, reflecting the Company's decreased level of production activity in 1999. The remaining compensation was allocated between the amounts realized by executive officers and key employees who exercised options in 1999 ($91,575), and the non-cash amortization of stock options ($341,088). The portion related to actual wages in 1998 was approximately $729,000, while the remainder was paid to executive officers and key employees as non-cash stock options.

         ADVERTISING AND SALES PROMOTION. Advertising and sales promotion expenses increased in 1999, reflecting the Company's increased sales efforts in the law enforcement community.

         LEGAL, ACCOUNTING AND PROFESSIONAL FEES. These expenses increased in 1999, reflecting costs involved in responding to the SEC investigation, and defending and settling the various lawsuits against the company, SEE "Legal Proceedings." Approximately $100,680 owed to Company counsel, Ruben & Aronson, LLP, was paid in Common Stock rather than cash.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. In 1998 the Company wrote off nearly half a million dollars owed to it by United Safety Action, Inc. as one of the consequences of terminating the Distribution Agreement, SEE page 5 above. The Company did not need to take an allowance for doubtful accounts in 1999.

         PRODUCT DEVELOPMENT COSTS. The Company, responding to the increased interest in gun locks and gun safety, SEE "Outlook-Gun Safety Advances," geared up product development in 1999, much of which was aimed at developing and refining the Saf T Lok-Registered-Trademark Magazine Lock.

         MISCELLANEOUS EXPENSES. The following tables compares major miscellaneous expenses in 1998 and 1999:

              Type of Expense                   1998              1999
              ---------------                   ----              ----
     Travel Expenses .........................  $47,000                $47,206
     Payroll Taxes ........................... $105,000                $41,900
     Depreciation ............................ $300,000               $284,000
     Insurance Costs .........................  $83,000                $81,769
     Communications Costs ....................  $55,000                $46,000
     Building Rent ...........................  $99,000                $98,000
     Interest Expense ........................   $5,000               $569,727
     Convertible Debenture Costs .............       $0                $90,939
     Settlement Costs ........................       $0               $410,775
     Commissions .............................       $0              ($165,000)

         Payroll taxes were significantly lower in 1999 because of workforce reductions following cancellation of the Distribution Agreement with United Safety Action, Inc. There were analogous reductions in insurance costs, because of the reduced need for liability coverage, health insurance, workers' compensation and unemployment insurance in 1999.

         Interest expenses were considerably higher reflecting the interest paid to Debenture holders ($138,477) and the beneficial conversion feature ($431,250) on the debentures sold in 1999. The Convertible Debenture Costs measure the value of Common Stock issued in connection with the sale of and conversion of the Debentures in 1999.

         Settlement costs in 1999 included the value of the stock options awarded Lisa Broderick Fogel in 1999, SEE "Legal Proceedings."

         As a positive consequence of terminating the Distribution Agreement, the Company was able to credit back $165,000 in outstanding commissions due.

         The following table compares miscellaneous balance sheet items between 1998 and 1999.

     Category                                                       1998          1999
     --------                                                       ----          ----
     Cash And Cash Equivalents..................................    $433,661      $995,581
     Inventory..................................................  $2,357,982    $2,322,169
     Accrued Expenses...........................................    $281,944      $117,906
     Year End Accounts Payable..................................    $371,533      $347,279

         The Company's cash and cash equivalents were considerably higher in 1999 because of the Debenture sales in the second half of the year. Accrued expenses decreased in 1999, reflecting the lower level of salaries and payroll taxes due to the reduced workforce. Accounts payable remained about the same between the two years. The value of the Company's inventory decreased slightly from 1999 to 1998, because (i) the cost of certain parts was higher than previously calculated, (ii) the product assembly process generated a higher level of scrap than expected, and (iii) ongoing product improvement efforts resulted in a certain amount of product obsolescence.

LIQUIDITY AND SOURCES OF CAPITAL

         The Company began the fourth quarter of 1999 with a cash balance of $69,466. With accounts payable of $208,194 and accounts receivable of $55,875 raising additional funds for working capital was imperative.

     SALE OF DEBENTURES

        In the fourth quarter of 1999, the Company sold a total of $1,325,000 worth of its 6% two-year convertible debentures (the "Debentures"). The placement agents who brokered these transactions received a total of 135,000 shares of Common Stock as a portion of their commissions for these sales. SEE "Issuance and Sale of Securities."

     NON-CASH PAYMENTS AND SALARY DEFERRALS

         Including fourth quarter sales of $26,834, the year end balance was $995,581 in cash, needed to pay the Company's accumulated accounts payable of $347,279 and sustain operations in 2000. In January and February 2000, the Company was able to conserve cash and reduce accounts payable by approximately $197,000 through the issuance of stock and stock options in payment for goods and services in lieu of cash. To further conserve cash, all salaries of Company officers and executives have been deferred since the last week of August 1999.

     CONTEMPLATED STRATEGIC PARTNERSHIPS

         Company sales have not yet reached a level sufficient to sustain operations, and the Company therefore engaged in a series of cash raising activities, including sale of the Debentures, as described above, in 1999. In fiscal year 2000, however, the Company intends to seek a strategic partner or partners to provide an immediate revenue stream and/or the marketing expertise to help increase sales revenues to a self-sustaining, profitable level. To effect this plan, the Company has engaged the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. ("FBR") for a period of one year. While the Company will look to FB&R for advice about potential mergers, acquisitions and similar business combinations, there can be no assurances that any transactions will result.

     OTHER FINANCING EFFORTS

         Notwithstanding the Company's intended plan to seek strategic partnerships, if sales revenues do not increase sufficiently by mid-2000, and no alliances forged, the Company will have to obtain additional working capital. Reflecting this, a going concern qualification was included in the report of the independent auditors reviewing the company. A copy of this report is included with the Company's financial statements which begin on page F-1, below.

PRODUCT LIABILITY

         The Company has experienced no product liability claims to date and is unaware of any incident that would lead to a product liability action against the Company. The Company maintains total product liability insurance of $3,000,000.

ANTICIPATED MAJOR EXPENSES

         The Company does not anticipate any unusual major expenses separate from its ordinary operating expenses. However, should the Company succeed in forming a strategic business combination it could incur significant costs related to consummation of such transaction, including increased professional fees for attorneys, financial advisors, accountants and other consultants.

CAPITAL RESOURCES AND EXPENDITURES

         The Company expects to invest approximately $100,000 in tooling on magazine lock model variations during 2000. The Company does not anticipate any other substantial capital expenditures during the fiscal year.

OUTLOOK

         Handgun safety has become a major focus of concern lately, and the interest should continue to increase in the next few years. The Company, with developed products that address this concern, anticipates that it will be in a position to benefit from this trend-although this, of course, cannot be guaranteed. In the short term, the Company faces a number of not insignificant problems, including the need to continually fund its day to day operating requirements, such as production, wages and research and development, SEE "Liquidity and Sources of Capital," the ongoing SEC investigation, SEE Legal Proceedings, and the need to rework its retail sales capacity following termination of the Distribution Agreement, SEE Methods of Distribution-Termination of USA Distribution Agreement. On balance, however, the Company is optimistic that the enhanced national focus on handgun safety, the increasing use of gun locks by law enforcement agencies, the litigation aimed at gun manufacturers and corresponding about-face regarding gun safety locks begun by Smith & Wesson, as well as the gun legislation currently pending and enacted by states such as Maryland, will create a domino effect that will bring the Company's products into the spotlight. Some of the more important recent events in the gun safety arena are discussed below.

GUN SAFETY ADVANCES

         Over the past several years, more and more people are focusing on gun safety concerns. Many reported injuries and deaths from the accidental discharge of firearms involve guns purchased for protection and stored loaded at home. According to statistics provided by the American Firearms Industry on its website, half of all U.S. households have at least one gun. According to a 1998 survey by the Center to Prevent Handgun Violence, it has been estimated that nearly 1.2 million unattended latch key children have access to loaded and unloaded guns. A May 1997 study sponsored by the National Institute of Justice showed that 55% of all handgun owners keep their guns loaded and that 34% keep their handguns loaded and unlocked. According to unpublished data from the Vital Statistics System, one child is killed and at least thirteen more are injured in unintentional shootings each day in the U. S. Furthermore, police officers and military personnel as well as individual gun owners are always at risk of being shot by their own weapons when grabbed by assailants.

         PRESIDENTIAL DIRECTIVE. President Clinton, in his February 1997 State of the Union Address, urged passage of child safety lock legislation. He thereafter directed all federal agencies to equip their handguns with child safety locks. Those agencies complied using a variety of then available products, mostly trigger locks and padlocks. However, the Company has since delivered evaluation samples of Saf T Lok gun locks to a number of federal agencies, at their request, resulting in a significant increase in sales to such agencies, as well as a contract with the General Services Administration, which makes Saf T Lok-Registered-Trademark gun locks more readily available to federal employees. SEE "Saf T Lok-Registered-Trademark Law Enforcement USE" and "Outlook-General Services Administration Contract."

         STATE ACTION. To date, lawsuits against gun manufacturers for producing unsafe weapons or for irresponsible sales tactics are going forward in 28 cities and states. As reported in the BALTIMORE SUN, Maryland Governor Glendening's Task Force on Child-Proof Guns countered gun manufacturers' claims that no reasonable technology exists to make guns safer by recommending that all handguns for sale to private citizens in Maryland come equipped with a Saf T Lok-Registered-Trademark or similar device as an interim road to "smart guns" (See ""Smart Gun"Technology" on page 5 above). The Governor's gun safety legislation, the centerpiece of his year 2000 legislative agenda, was approved by the Maryland state legislature in early April 2000. "The bill makes a giant step toward creating safe communities, not only in Maryland but across the country," said Glendening, who was joined by President Clinton when he signed the bill into law on April 11, 2000. The Florida state legislature, among others, is considering similar action.

         SMITH & WESSON'S PLEDGE. In addition, in March 2000, Smith & Wesson entered into a legal settlement with the Clinton administration in which it pledged to equip its handguns with safety features on a schedule similar to the one proposed in the Maryland legislation, and specifically to put built-in locks in all of its handguns within the next few years.

         MILLION MOM MARCH. On Mother's Day in May 2000, upwards of a hundred thousand people are expected to rally in Washington D.C., along with others across the country, for heightened gun safety.

         The Company believes that as a result of these events, its prospects are improving, particularly because the Company and its products have already received positive publicity on TV and in a number of newspaper articles, including the WASHINGTON POST and the BALTIMORE SUN.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference to the Financial Statements beginning on page F-1 herein.

ITEM 8.  CHANGES IN ACCOUNTANTS

         None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the directors and executive officers of the Company:


     Name                                         Age                     Position and Office Held
     ----                                         ---                     ------------------------
     Franklin W. Brooks ........................  65       President,Chief Executive Officer, Chairman of the Board
     Jeffrey W. Brooks..........................  39       Vice President, Secretary, Treasurer, Director
     William M. Schmidt.........................  57       Vice President, Director
     Dennis W. DeConcini........................  62       Director
     James V. Stanton...........................  67       Director

BUSINESS EXPERIENCE

         FRANKLIN W. BROOKS has been Chairman of the Board of Directors since 1996 and President and Chief Executive Officer of the Company since June 1998. He also served as President of the Company from November 1996 to April 1997;. Mr. Brooks founded Saf T Lok Corporation in 1989, and is the inventor of the Saf T Lok-Registered-Trademark Grip Lock and Magazine Lock. Mr. Brooks also serves as Director of Palm Beach Business Services, Inc. and is the father of Mr. Jeffrey W. Brooks.

         JEFFREY W. BROOKS has been a director of the Company since 1996. He has served as Vice President, Secretary and Treasurer November 1996 and has been Manager of Research & Development since 1989. Mr. Brooks currently serves as President of Palm Beach Business Services, Inc. and is the son of Mr. Franklin W. Brooks

         WILLIAM M. SCHMIDT has been a director of the Company since 1996, and an employee and Vice President since 1995. Prior to joining Saf T Lok-Registered-Trademark, Mr. Schmidt served as Vice President and General Manager of the Simplex Safelock Division of Ilco Unican Inc from 1993 to 1995. Prior to that he was General Manager of the Automobile Occupant Restraint Systems Division of Takata from 1990 to 1993

         DENNIS W. DECONCINI has been a director of the Company since October 1997, and also serves on the Company's Compensation Committee. Mr. DeConcini is a principal of Parry, Romani & DeConcini, Inc., a government relations consulting firm and a principal of the law firm of DeConcini, McDonald, Yetwin & Lacy, both since 1995. From 1977 to 1995 Mr. DeConcini represented the State of Arizona in the United States Senate. He also sits on the governing boards of several other companies. He has been a director of Federal Home Loan Corporation, which is a mortgage repurchase and resale company, since 1995; a director of Schuff Steel Company, a steel fabrication and erection company, since 1996, a director of Global Health Science, Inc., a dietary supplement distribution company, since 1997 and a director of Natrol, Inc., a dietary supplement distribution company, since January 2000.

         JAMES V. STANTON has been a director of the Company since October 1997, and is also a member of the Company's Compensation Committee. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971 to 1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading parimutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985-1994 Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Native American Gaming operations in the United States. Mr. Stanton also serves on the boards of CCA Companies Incorporated, and MTR Gaming Group, Inc.

SIGNIFICANT EMPLOYEES AND FAMILY RELATIONSHIPS

         In addition to Franklin and Jeffery Brooks, several other members of the Brooks family are also employed by the Company. Mrs. Jacqueline Cofer, his daughter, is Director of Public Relations. His sons-in-law, Donald Glass and Michael Bretz, are employed as production supervisors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         In 1999, the following officers and directors of the Company failed to file the following forms on a timely basis:

          - Mr. Franklin Brooks filed one late report covering three transactions involving intra-family gifts of options;

          - Mr. James V. Stanton filed one late report covering two transactions.

ITEM 10. EXECUTIVE COMPENSATION

         Franklin W. Brooks is the only Company executive or officer for whom reporting is required as a "named officer."

SUMMARY COMPENSATION TABLE


                                                    ANNUAL COMPENSATION                     LONG TERM
                                                                                       COMPENSATION AWARDS
      NAME                      YEAR       SALARY ($)  BONUS ($)     OTHER ($)    SECURITIES UNDERLYING OPTIONS
      ----                      ----       ----------  ---------     ---------    -----------------------------
      Franklin W. Brooks        1999       $57,052(1)       $0           $0           --
                                1998       $54,165          $0           $0           --
                                1997       $0     (2)       $0           $0           1,000,000(3)

          (1)  Includes accrued but unpaid salary of $13,462.
          (2)  Does not include $29,167 of unaccrued salary waived by Mr.
               Brooks.
          (3) Stock option for 1,000,000 shares of common stock issued in December 1997.

OPTION/SAR GRANTS TABLE

         No stock options were granted to Mr. Brooks during the fiscal year ended December 31, 1999.

REPORT ON REPRICING OF OPTIONS

         On November 2, 1999, the Board of Directors determined that the outstanding stock options held by Franklin W. Brooks were no longer serving as an adequate incentive because of declines in the Company's stock price. Therefore, the Board of Directors reduced the exercise price of his options to the then current market price. Members of the Board of Directors at the time of the repricing were Mr. Brooks, Jeffrey W. Brooks, William M. Schmidt, James V. Stanton and Dennis W. DeConcini. Members of the Compensation Committee at the time of the repricing were Mr. Brooks, James Stanton and Dennis DeConcini.(6)

                                                  FIVE-YEAR OPTION REPRICINGS
                                                       NUMBER OF                     FORMER    NEW
                                           EFFECTIVE   UNDERLYING   MARKET PRICE   EXERCISE    EXERCISE      REMAINING
                      NAME                   DATE        SHARES       OF STOCK       PRICE       PRICE     OPTIONS TERM

       Franklin W. Brooks................  1/18/00    1,000,000        $1.19          $2.00       $1.19        2 years
                                                                                                             (approx.)

At the same time, options held by other members of the Board of Directors were also repriced. SEE "Security Ownership of Certain Beneficial Owners and Management".

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table provides information regarding those options exercised by Mr. Brooks during the fiscal year ended December 31, 1999.



                                                          NUMBER OF SHARES               VALUE OF UNEXERCISED
                          SHARES           ($)      UNDERLYING UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                        ACQUIRED ON       VALUE             AT YEAR-END                      AT YEAR-END (2)
        NAME             EXERCISE      REALIZED     EXERCISABLE      UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
        ----             --------      --------     -----------      -------------    -----------    -------------
Franklin W. Brooks         (1)           (1)         750,000            250,000           $0               $0

     (1) Franklin Brooks did not exercise any stock options during the fiscal year ended December 31, 1999.

     (2) Value based on the difference between the closing price of the Company's Common Stock on the Nasdaq SmallCap Market of $1.125 per share on December 31, 1999, and the exercise price of the options. By action of the Board of Directors on November 2, 1999, the exercise price has been lowered from $2.00 per share to $1.19 per share.

COMPENSATION OF DIRECTORS

         The Company granted stock options in the amount of 250,000 shares of Common Stock, exercisable at $2.00 per share, on October 23, 1997, to each of Mr. Dennis W. DeConcini and Mr. James W. Stanton in connection with their appointment as directors of the Company. By action of the Board of Directors on November 2, 1999, the exercise price for these options was lowered from $2.00 per share to $1.19 per share, the market price at that time.

         The Company's 1993 Stock Option Plan (the "Plan") provides for the grant of an option for 5,000 shares of Common Stock to each Director who is not otherwise employed (i) upon the adoption of the Plan, (ii) upon that Director's election to the Board of Directors, and (iii) upon election to the Board of Directors after all previously granted options have vested. These options are to be granted at fair market value, vest at a rate of 2,500 on June 1 and December 1 after the date of the grant, and are exercisable for 10 years from the date of grant. Accordingly, the following Directors of the Company were granted the following stock options pursuant to the Plan for the fiscal year ended December 31, 1999:

NAME OF DIRECTOR              SHARES UNDERLYING OPTIONS GRANTED
Dennis W. DeConcini           5,000 at $1.250 per share,
                              2,500 vested on December 1, 1999
                              2,500 will vest June 1, 2000, if Mr. DeConcini is still a Director.

James V. Stanton              5,000 at $1.250 per share,
                              2,500 vested on December 1, 1999
                              2,500 will vest June 1, 2000, if Mr. Stanton is still a Director.

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

EMPLOYMENT AND CONSULTING AGREEMENTS

         On November 15, 1999, the Company entered into a consulting agreement with Mr. Ralph Nichols for up to three months of his efforts, to target law enforcement sales efforts and to investigate electronic technologies as they might become applicable to future gun lock development. The compensation for these services consisted of a $14,400 cash payment and options for 9600 shares of the Company's unregistered Common Stock at an exercise price of $1.50 per share. Upon termination of his contract, Mr. Nichols opted to receive a stock option of the same value, but in lieu of, the cash portion of his compensation package. Based on a closing market price of $1.46875 per share and an exercise price of $.01 per share Mr. Nichols was granted and an additional option for 9872 shares.

         On December 9, 1999, the Company engaged the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. for a period of one year for advice with respect to mergers, acquisitions and similar business combinations. As discussed in "Compatible Firearms -Contemplated Strategic Partnerships," the Company is seeking a strategic alliance with a business partner that has greater access to capital and established channels for distribution. Friedman, Billings, Ramsey & Co. will receive a graduated fee, which may consist of Common Stock of the Company, when a successful transaction has been closed. There are currently no specific transactions under consideration pursuant to the engagement agreement, and there can be no assurances that any transaction will result.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company regarding the beneficial ownership of shares of Common Stock as of March 31, 2000, unless otherwise noted below, by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's, (iii) each of the Named Officers, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole investment and voting power with respect to all shares shown as beneficially owned.

                                                                                            AMOUNT &
                                                                                            NATURE OF       PERCENT
                                                                                            BENEFICIAL      OF
     NAME AND ADDRESS OF BENEFICIAL OWNER                                                   OWNERSHIP       CLASS(5)
     ------------------------------------                                                   ----------      --------

     Franklin W. Brooks .................................................................   740,512(1)      4.88%
         1101 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA 33407

     Hamdam Diamond Corporation .........................................................  1,000,000(2)      6.59%
         5030 ANCHOR WAY, CALLOWS BAY CHRISTIANSTED, ST. CROIX 00820-4521.(2)

     Dennis W. DeConcini.................................................................    265,000(3)      1.75%
         233 CONSTITUTION AVENUE, N.E., WASHINGTON, D.C. 20002

     James V. Stanton ...................................................................    225,000(3)      1.48%
         1747 PENNSYLVANIA AVENUE N.W., SUITE 1050, WASHINGTON, D.C. 20006

     William M. Schmidt..................................................................    221,596(4)      1.46%
         1101 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA 33407

     Jeffrey W. Brooks...................................................................    268,066(4)      1.77%
         1101 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA 33407

     All Directors and Executive Officers as a Group.....................................    1,720,174       11.33%
         (5 PEOPLE)

     (1)  Mr. Brook's total shares include:

          - 115,512 shares held by Mr. Brooks and his wife as tenants in common.

          - An option to purchase 625,000 shares of Common Stock granted in December 1997, of which 375,000 are vested.

          - Options for 375,000 shares assigned to three of Mr. Brooks' adult children.

          - By action of the Board of Directors on November 2, 1999, the exercise price was lowered from $2.00 per share to $1.19 per share.

     (2) As reported by Hamdam Diamond Corporation on Schedule 13-D dated October 27, 1997 and by communication to the Company verifying ownership as of July 29, 1999.

     (3)  For each of Mr. DeConcini and Mr. Stanton these totals include:

          - An option granted in October 1997 to purchase 250,000 shares of Common Stock for $2.00 per share of which 250,000 shares have vested.

               - By action of the Board of Directors on November 2, 1999, the exercise price for these options was lowered from $2.00 per share to $1.19 per share.(9)

          - The following options to purchase the enumerated shares, granted pursuant to the 1993 Stock Option Plan:

               - 5,000 shares of Common Stock for $3.250 per share, all of which have vested;
               - 5,000 shares of Common Stock for $1.500 per share, all of which have vested
               - 5,000 shares of Common Stock for $1.250 per share, 2500 of which have vested and 2500 of which will vest on June 1, 2000, if still a director.

     (4) For each of Mr. Schmidt and Mr. J. Brooks, the totals includes options to purchase 150,000 shares of Common Stock for $1.09 per share.

     (5) Based on approximately 15,177,869 shares of Common Stock outstanding as of March 31, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company employs Mr. Franklin W. Brooks as its Chairman of the Board of Directors. Mr. Brooks` son, Jeffrey W. Brooks, is employed as Company Vice President, Secretary and Treasurer. In addition, Jacqueline Cofer, Mr. Brooks' daughter, is Director of Public Relations, and his sons-in-law, Donald Glass and Michael Bretz, are employed as production supervisors.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:

         The Financial Statements and Schedules listed below are located after the signature page and begin on page F-1.

        Description                                                    Page
        -----------                                                    ----
        Auditors' Report...........................................          F-1
        Balance Sheets.............................................    F-2 - F-3
        Statements of Changes in Shareholders' Equity..............    F-4 - F-5
        Statements of Operations...................................          F-6
        Statements of Cash Flows...................................    F-7 - F-8
        Notes to Financial Statements..............................   F-9 - F-30

EXHIBITS TO FORM 10KSB:


      EXHIBIT NO.                        DESCRIPTION OF EXHIBIT

         3.1 Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form S-1 filed with the SEC on February 17, 1998)

         3.2      Articles of Amendment

         3.3 By-Laws, as amended (incorporated by reference to the Company's Annual Report on Form 10-KSB, as filed with the SEC on May 13, 1998)

         4.1 Form of 6% Convertible Debenture (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 1999)

         10.1     Agency Agreement between the Company and Alexander, Westcott &
                  Co., Inc. dated April 20, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, as filed with the SEC)

         10.2     Letter Agreement between the Company and Alexander, Westcott &
                  Co., Inc. dated July 8, 1999 (incorporated by reference to the
                  Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, as filed with the SEC)

         10.3     Letter Agreement between the Company and Alexander, Westcott &
                  Co., Inc. dated July 8, 1999 (incorporated by reference to the
                  Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, as filed with the SEC)

         10.4     Placement Agency Agreement between the Company and J. P. Carey
                  Securities, Inc. dated December 30, 1999 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 4, 1999)

         10.5     Form of Securities Purchase Agreement relating to the
                  Company's Debenture offering through J. P. Carey Securities,
                  Inc. (incorporated by reference to the Company's Registration
                  Statement on Form S-3, as filed with the SEC on August 17,
                  1999)

         10.6     Form of Registration Rights Agreement relating to the
                  Company's Debenture offering through J. P. Carey Securities,
                  Inc. (incorporated by reference to the Company's Registration
                  Statement on Form S-3, as filed with the SEC on August 17,
                  1999)

         10.7     Amendment to and Termination of Non-Exclusive Distribution and
                  Pricing Agreement dated as of May 18, 1999, and delivered May
                  26, 1999, by and between the Company and USA (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 4, 1999)

         10.8 Stock Pledge Termination Agreement dated as of May 18, 1999, and delivered May 26, 1999, by and between the Company and USA
                  (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 4, 1999)

         10.9     Termination Agreement dated as of May 18, 1999, and delivered
                  May 26, 1999, by and between the Company and Empire Consulting
                  Ltd., Inc. ("Empire") (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on
                  June 4, 1999)

         10.10 Mutual Release dated May 18, 1999, and delivered May 26, 1999, by Danvers Investment Corp, Amexcorp., Ltd., the Company, Mr.
                  Shalom Weiss and Mr. Geno Weiser (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 4, 1999)

         10.11 Mutual Release dated May 18, 1999, and delivered May 26, 1999, by the Company and Empire (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on
                  June 4, 1999)

         23.1     Consent of Goldberg & Co., P.A.

         23.2     Consent of Goldberg Wagner Stump & Jacobs, LLP

         24.1     Power of Attorney (see page preceding signatures)

         27.1     Financial Data Schedule


CURRENT REPORTS ON FORM 8-K

         The Company filed the following current reports on Form 8-K during the fourth quarter of 1999 and thereafter:

         A current report on Form 8-K was filed by the Company on April 4, 2000 reporting that the Company had been served with a civil complaint.

         Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Palm Beach, State of Florida, on April 14, 2000.

         SAF T LOK INCORPORATED

         By:       /s/ Franklin W. Brooks        By: /s/   William M. Schmidt
              -------------------------------        -----------------------------------------------
         Franklin W. Brooks, President,                 William M. Schmidt, Chief Financial Officer,
         Chief Executive Officer                        Principal Accounting Officer

         POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS:

         That the undersigned officers and directors of Saf T Lok Incorporated, a Florida corporation, do hereby constitute and appoint Franklin W. Brooks the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determine may be necessary or advisable or required to enable said corporation to comply with the Securities Act, and any rules or regulations or requirements of the SEC in connection with this report on Form 10-KSB. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report, to any and all amendments, to this report, and to any and all instruments or documents filed as part of or in conjunction with this report or amendments thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

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

Signature                              Capacity                                             Date
---------                              --------                                             ----
   /s/ Franklin W. Brooks              Chairman of the Board of Directors, President and    April 14, 2000
--------------------------
Franklin W. Brooks                     Chief Executive Officer

   /s/ Jeffrey W. Brooks               Director, Vice President, Secretary and Treasurer    April 14, 2000
-------------------------
Jeffrey W. Brooks

   /s/ Dennis W.  Deconcini            Director                                             April 14, 2000
---------------------------
Dennis W. DeConcini

   /s/ James V. Stanton                Director                                             April 14, 2000
---------------------------
James V. Stanton

   /s/ William M. Schmidt              Director, Chief Financial Officer, Principal         April 14, 2000
---------------------------            Accounting Officer Chief Accounting Officer
William M. Schmidt

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS



                                   I N D E X -

                                                                  PAGE
                                                                  ----
AUDITORS' REPORT                                                   F-1


CONSOLIDATED BALANCE SHEETS AS OF
     DECEMBER 31, 1999 AND 1998                                 F-2 - F-3


CONSOLIDATED STATEMENTS OF CHANGES IN
     SHAREHOLDERS' EQUITY FOR THE YEARS ENDED
     DECEMBER 31, 1999 AND 1998                                 F-4 - F-5


CONSOLIDATED STATEMENTS OF OPERATIONS FOR
     THE YEARS ENDED DECEMBER 31, 1999 AND 1998                    F-6


CONSOLIDATED STATEMENT OF CASH FLOWS FOR
     THE YEARS ENDED DECEMBER 31, 1999 AND 1998                 F-7 - F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-9 - F-30


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Saf T Lok Incorporated
West Palm Beach, FL

         We have audited the consolidated balance sheet of Saf T Lok Incorporated and subsidiaries as of December 31, 1999 and the related consolidated statement of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1998, were audited by Goldberg & Company, P.A., who merged with Goldberg Wagner Stump & Jacobs LLP as of January 1, 2000, and whose report dated March 24, 1999 expressed a qualified opinion on those statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saf T Lok Incorporated and subsidiaries as of December 31, 1999 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that Saf T Lok Incorporated will continue as a going concern. As discussed in Note 2 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Saf T Lok Incorporated to continue as a going concern at December 31, 1999. Management's plans in regard to that matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              GOLDBERG WAGNER STUMP & JACOBS LLP

West Palm Beach, Florida
March 9, 2000
(except for Note 13, as to which
  the date is March 28, 2000)

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                   A S S E T S


                                                         1999             1998
                                                     ----------       ----------
                                                     ----------       ----------
CURRENT ASSETS

Cash and cash equivalents                            $  995,581       $  433,661

Accounts receivable (less allowance
for doubtful accounts of
$502,680 in 1998)                                        90,384           59,596

Note receivable                                          18,150           18,303

Inventories                                           2,322,169        2,357,982

Prepaid expenses                                         58,552          156,867
                                                     ----------       ----------

TOTAL CURRENT ASSETS                                  3,484,836        3,026,409

PROPERTY AND EQUIPMENT, LESS
ACCUMULATED DEPRECIATION                              1,062,181        1,250,737

OTHER ASSETS

Patents, (less accumulated amortization
of $139,882 and $111,697 respectively)                  282,895          311,080

Note receivable, less current portion                   130,135          148,285

Other assets                                             59,010            9,736
                                                     ----------       ----------

TOTAL OTHER ASSETS                                      472,040          469,101
                                                     ----------       ----------

T O T A L                                            $5,019,057       $4,746,247
                                                     ----------       ----------
                                                     ----------       ----------

          See accompanying notes to consolidated financial statements.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998


     L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

                                                      1999              1998
                                                 ------------      ------------
                                                 ------------      ------------
CURRENT LIABILITIES

Accounts payable                                 $    347,279      $    371,533

Accrued expenses                                      117,906           281,944
                                                 ------------      ------------

TOTAL CURRENT LIABILITIES                             465,185           653,477

LONG TERM LIABILITIES

Debentures payable                                  1,325,000              --
                                                 ------------      ------------

TOTAL LIABILITIES                                   1,790,185           653,477
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value,
20,000,000 shares authorized, 13,983,615
and 13,609,957 shares issued and
outstanding, in 1999 and 1998, respectively           139,836           136,099
Paid-in-capital                                    26,473,887        27,634,567
Other equity reductions                              (132,741)       (4,254,829)
Accumulated deficit                               (23,252,110)      (19,423,067)
                                                 ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                          3,228,872         4,092,770
                                                 ------------      ------------
T O T A L                                        $  5,019,057      $  4,746,247
                                                 ------------      ------------
                                                 ------------      ------------



          See accompanying notes to consolidated financial statements.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             AS OF DECEMBER 31, 1999


                                             COMMON STOCK
                                     --------------------------                      EQUITY
                                       SHARES         AMOUNT         PAID IN       REDUCTIONS       DEFICIT          TOTAL
                                     ----------    ------------    ------------   ------------    ------------    ------------
Balance -  January 1, 1998            9,987,077    $     99,870    $ 17,736,532   $ (1,080,416)   $(13,356,673)   $  3,399,313

Issuance of common stock to
offshore investors                      250,000           2,500         497,500                                        500,000

Issuance of common stock to
2 consultants upon exercise of
stock options                           160,000           1,600         398,400                                        400,000

Issuance of common stock to
2 director/employees upon
exercise of stock options               137,000           1,370          12,330                                         13,700

Issuance of common stock in
connection with marketing
agreement                                25,000             250          68,500                                         68,750

Issuance of common stock in
connection with exercise of
warrants                              2,000,000          20,000       3,365,998                                      3,385,998

Issuance of common stock in
connection with distributor
agreement                             1,000,000          10,000       3,771,000                                      3,781,000

Issuance of common stock to
landlord for payment of rent             50,880             509          50,371                                         50,880

Issuance of warrants in
connection with distribution
agreement                                                             1,884,000                                       1,884,000

Unearned advertising expense                                                        (3,781,000)                      (3,781,000)

Forfeit of deferred compensation                                       (265,500)       265,500

Amortization of deferred
compensation                                                                            341,087                        341,087

Issuance of stock options to
consultants                                                             115,436                                        115,436

Net Loss                                                                                            (6,066,394)     (6,066,394)
                                     ----------    ------------    ------------   ------------    ------------    ------------

Balance - December 31, 1998          13,609,957    $    136,099    $ 27,634,567   $ (4,254,829)   $(19,423,067)   $  4,092,770
                                     ----------    ------------    ------------   ------------    ------------    ------------

Issuance of common stock to
employee and employee/director
upon exercise of stock options          115,000           1,150          10,350                                         11,500

Issuance of common stock in
payment of marketing
agreement fees                           25,000             250          35,688                                         35,938

Issuance of common stock to
consultants upon exercise of
stock options                           100,000           1,000         108,000        109,000



          See accompanying notes to consolidated financial statements.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             AS OF DECEMBER 31, 1999
                                   (CONTINUED)


                                            COMMON STOCK
                                     --------------------------                      EQUITY
                                       SHARES         AMOUNT         PAID IN       REDUCTIONS       DEFICIT          TOTAL
                                     ----------    ------------    ------------    ------------    -------------    ------------
Return of common stock upon
cancellation of distribution
agreement                            (1,000,000)        (10,000)     (3,771,000)                                    (3,781,000)

Cancellation of unearned
advertising expense                                                                  3,781,000                       3,781,000

Issuance of common stock to
employee and director upon
exercise of stock options                80,000             800         122,800                                        123,600

Issuance of common stock to
employees upon exercise of
cashless options                         29,304             293          91,282                                         91,575

Amortization of deferred
compensation                                                                           341,088                         341,088

Stock options granted to former
officer/employee                                                        410,775                                        410,775

Issuance of common stock in
connection with exercise of
warrants, net of related costs
 of $195,000                            500,000           5,000       1,300,000                                      1,305,000

Purchase of outstanding warrants                                       (500,000)                                      (500,000)

Issuance of common stock for
legal services                           87,093             871          99,809                                        100,680

Common stock issued for
commissions and fees in
connection with convertible
 debentures                              40,000             400          84,600                                         85,000

Issuance of common stock on
conversion of debentures                397,261           3,873         401,966                                        405,939

Compensation in connection
with repricing of options                                                13,800                                         13,800

Additional capital resulting from
beneficial conversion feature
of debentures                                                           431,250                                        431,250

Net Loss                                                                                            (3,829,043)     (3,829,043)
                                     ----------    ------------    ------------    ------------    -------------    ------------

Balance - December 31, 1999          13,983,615    $    139,836    $ 26,473,887    $   (132,741)   $ (23,252,110)   $  3,228,872
                                     ----------    ------------    ------------    ------------    -------------    ------------
                                     ----------    ------------    ------------    ------------    -------------    ------------



          See accompanying notes to consolidated financial statements.
                                       F-5

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                     1999              1998
                                               ------------      ------------
Sales                                          $    172,077      $  1,652,469

Cost of Sales                                        86,395         1,428,891
                                               ------------      ------------
Gross Profit                                         85,682          223,578

Selling, general and
administrative expenses                           2,582,586         3,536,833

Stock, options, and warrants issued for
compensation and services                         1,084,795         2,596,769

Depreciation                                        284,440          300,554

Other Income                                         37,096          144,184

NET LOSS                                       $ (3,829,043)     $ (6,066,394)
                                               ------------      ------------
                                               ------------      ------------

     LOSS PER COMMON SHARE                     $      (0.28)     $      (0.48)
                                               ------------      ------------
                                               ------------      ------------

Weighted average number of common
shares outstanding                               13,715,848        12,619,241
                                               ------------      ------------
                                               ------------      ------------



          See accompanying notes to consolidated financial statements.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                     1999                  1998
                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                         $(3,829,043)          $(6,066,394)
                                                                 -----------           -----------

Adjustments to reconcile net (loss) to net cash
  used in operating activities:
Depreciation and amortization                                        284,440               300,554
Non cash compensation to directors, officers
  and former employees                                               751,863               341,084
Non cash consulting fees                                              13,800                  --
Issuance of stock for services                                       221,618               188,425
Issuance of stock for compensation                                    91,575                  --
Issuance of stock for interest paid upon conversion
  debentures                                                           5,939                  --
Interest expense resulting from beneficial conversion
  feature of debentures                                              431,250                  --
Loss on disposition of assets                                         21,381                  --
Write-off of obsolete inventory                                      150,746               194,117
Provision for losses on accounts receivable                             --                 488,170
Issuance of warrants pursuant to distribution agreement                 --               1,884,000
Changes in assets and liabilities:
Increase in accounts receivable                                      (30,788)             (542,880)
Decrease (increase) in other assets                                    8,976                (7,586)
Decrease in prepaid expenses                                          98,315               824,326
Increase in inventories                                             (114,933)           (2,204,416)
Decrease in accounts payable                                         (24,254)             (127,616)
Decrease in accrued liabilities                                     (164,038)              (92,653)
                                                                 -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                             (2,083,153)           (4,820,869)
                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments received on note receivable                                  18,303                16,905
Payments for purchase of equipment                                   (89,080)             (366,726)
                                                                 -----------           -----------

NET CASH USED BY INVESTING ACTIVITIES                                (70,777)             (349,821)
                                                                 -----------           -----------


          See accompanying notes to consolidated financial statements.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                 1999                  1998
                                                             -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of stock upon exercise of warrants, net of
  related costs                                                1,305,000             3,386,000
Repurchase of warrants                                          (500,000)                 --
Issuance of stock upon exercise of options                       244,100               413,700
Increase in deferred interest                                    (58,250)                 --
Issuance of debentures                                         1,725,000                  --
Payment of note payable                                             --                (121,759)
Proceeds from issuance of common stock                              --                 500,000
                                                             -----------           -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,715,850             4,177,941
                                                             -----------           -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  561,920              (992,749)

Cash and equivalents at beginning of year                        433,661             1,426,410
                                                             -----------           -----------

CASH AND EQUIVALENTS AT END OF YEAR                          $   995,581           $   433,661
                                                             -----------           -----------
                                                             -----------           -----------

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:

Cash payments for interest                                   $   138,477           $     4,637
                                                             -----------           -----------
                                                             -----------           -----------


          See accompanying notes to consolidated financial statements.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



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

          A)  ORGANIZATION AND PURPOSE

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

          C)  CONCENTRATIONS OF RISK

              The Company has concentrated its credit risk for cash and cash equivalents by maintaining deposits in financial institutions within the geographic region of West Palm Beach, Florida that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The maximum loss that could have resulted from that risk was approximately $878,000 and $267,000 at the end of 1999 and 1998, respectively, for the excess of the deposit liabilities reported by the banks over the amounts that could have been covered by federal insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash and cash equivalents.

              The Company is dependent upon certain vendors for the manufacture of significant components of its Saf T Lok(R) and Magazine Lock systems. If these vendors were to become unwilling or unable to continue to manufacture these components, in required volumes, the Company would have to identify and qualify acceptable alternative

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



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


                    ITEM                          ESTIMATED USEFUL LIFE
                    ----                          ---------------------

                    Furniture and fixtures             7 - 10 years
                    Equipment                          5 - 10 years
                    Leasehold improvements             5 -  7 years
                    Software                                5 years
                    Tools and dies                          7 years


                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          G)  INVENTORIES

              Inventories, which are primarily composed of raw materials, finished goods and supplies, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory costs for finished goods include material, labor, and production overhead.

          H)  INTANGIBLE ASSETS

              The Company has capitalized certain legal costs incurred relating to acquiring trademarks and patents of Saf T Lok(R) and the Company's products. These costs are capitalized and amortized over a period of fifteen years.

          I)  STOCK OPTIONS

              Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised, if any, are credited to paid-in capital.

          J)  INCOME TAXES

              Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          K)  REVENUE RECOGNITION

              The Company recognizes revenue when products are sold and shipped.

          L)  EARNINGS (LOSS) PER COMMON SHARE

              Earnings (Loss) per common share (EPS) are computed in accordance with

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          L)  EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)

              Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic EPS is computed by dividing consolidated net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings (loss) by the sum of the weighted average of common shares outstanding and the weighted average number of potential common shares outstanding.

NOTE 2  - GOING CONCERN

          The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. As reflected in the accompanying financial statements, the Company has incurred net losses of $3,950,215 in 1999 and $6,066,394 in 1998 and has substantially funded its working capital needs by the sale of common stock, warrants and convertible debentures.

          In 1998, the Company raised $4,913,700 of equity financing at a cost of $2,498,000. During 1998 the Company purchased additional inventory of approximately $2,882,000 to meet the anticipated obligation under the Distribution Agreement that was subsequently terminated in 1999 (Note 9(B)). The termination of this Agreement leaves the Company with most of its funds, which are required for operations, invested in inventories with no significant prospects for sales.

          In 1999 the Company raised $1,744,100 of equity capital at a cost of $695,000 from the exercise of options and warrants. Debentures sold during 1999 with a face value of $400,000 were converted to common stock and an additional $1,325,000 of convertible debentures was issued during the last quarter of 1999.

          The Company's continued ability to operate as a going concern is dependent on its ability to raise additional capital and achieve a successful level of sales. The company is attempting to find a suitable merger or acquisition candidate, as described in Note 9(D). However, there can be no assurance that the search will be satisfactorily concluded in time to provide the Company the working capital it needs to continue operations. The aforementioned circumstances raise substantial doubt as to the Company's ability to continue as a going concern at December 31, 1999.

NOTE 3  - NOTES RECEIVABLE

          The Company previously had a promissory note due from Opal Technologies ("Opal"). The note had an original interest rate of eight percent and an annual interest rate of eighteen percent after the note becomes due. However, no interest had been accrued due to the fact that it seemed doubtful that the interest would be received. Although the Company continued to aggressively try to collect on the note receivable from Opal, the ability to collect seemed doubtful. Therefore, the note was written off as a bad debt in

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 3  - NOTES RECEIVABLE (CONTINUED)

          1995. In 1996, the Company located the principals of Opal and renegotiated the note receivable calling for total payments of $248,000 including interest over a five year period. The Company recognizes income as payments are received.

          Pursuant to a settlement agreement dated September 27, 1995, Pride Integrated Services, Inc. agreed to pay the Company $310,000, which included interest over a ten year period with the payments beginning in October 1995. The settlement resulted from a suit filed by the Company against Pride Integrated Services, Inc. in October 1993, alleging copyright infringement and misappropriation of trade secrets. The note receivable was discounted as required by Accounting Principle Bulletin No. 21 using an 8% imputed interest rate. The balance of the note receivable, net of discount, is $148,285 and $166,588 as of December 31, 1999 and 1998, respectively.

NOTE 4  - INVENTORIES

          Inventories are compromised of the following as of December 31, 1999 and 1998.


                                               1999                  1998
                                            ----------            ----------
               Finished goods               $  342,967            $  324,937
               Raw materials                 1,956,783             2,006,188
               Supplies                         22,419                26,857
                                            ----------            ----------

                        TOTAL               $2,322,169            $2,357,982
                                            ----------            ----------
                                            ----------            ----------


          During 1999 and 1998 respectively, $150,746 and $194,117 of inventory produced in the development of the Saf T Lok(R) was considered impaired due to technical advancements in the further development of the products and was written-off as obsolete.

NOTE 5  - PREPAID EXPENSES

          Prepaid expense is comprised of the following as of December 31, 1999 and 1998:


                                               1999                  1998
                                            ----------            ----------
               Prepaid insurance            $  39,463              $  56,072
               Deposits - tooling              24,407                 36,357
               Prepaid legal                    7,478                 64,438
                                            ----------            ----------

                        TOTAL               $  71,348              $ 156,867
                                            ----------            ----------
                                            ----------            ----------

          A payment for international patent costs was made to the Company's patent attorney for services to be provided in 1998 and 1999. The related patents have not yet been issued.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 6  - PROPERTY AND EQUIPMENT

          Property and equipment is comprised of the following as of December 31, 1999 and 1998:


                                                                    1999                   1998
                                                                  ----------             ----------
               Equipment                                          $  225,047             $  476,290
               Furniture & Fixtures                                   17,375                 52,625
               Tools & Dies                                        1,570,279              1,500,494
               Leasehold improvements                                 13,189                 11,436
                                                                  ----------             ----------

                        TOTAL                                      1,825,890              2,040,845
                                                                  ----------             ----------

               Less accumulated depreciation                         763,709                790,108
                                                                  ----------             ----------

                        TOTAL                                     $1,062,181             $1,250,737
                                                                  ----------             ----------
                                                                  ----------             ----------


NOTE 7  - INCOME TAXES

          The components of the provision (benefit) for income taxes for the years ended December 31, 1999 and 1998 are comprised of the following:


                                                1999                   1998
                                             ----------             ----------
               Current:                      $     --               $    --
                  Federal                          --                    --
                  State                            --                    --
                                             ----------             ----------

                                                   --                    --
                                             ----------             ----------

               Deferred:
                  Federal                          --                    --
                  State                            --                    --
                                             ----------             ----------
                        TOTAL                $     --               $    --

                                             ----------             ----------
                                             ----------             ----------


          The following table reconciles the income tax provision (benefit) at the U.S. Statutory rate to that in the financial statements:


                                                1999                   1998
                                             ----------             ----------
               Benefit computed at 37%       $ 5,551,000            $ 4,632,000
               Less valuation allowance       (5,551,000)            (4,632,000)
                                              ----------             ----------

               Income tax benefit            $     --               $     --

                                             ----------             ----------
                                             ----------             ----------


          The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax asset as of December 31, 1999 is as follows:

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 7  - INCOME TAXES (CONTINUED)

                                                        1999
                                                      -----------
                Benefit computed at 37%               $ 5,551,000
                Less valuation allowance               (5,551,000)
                                                  -----------------

                Net deferred tax asset                $     --

                                                      -----------
                                                      -----------

          As of December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $15,003,000 that are available to offset future federal taxable income, if any, through 2019. These carryforwards are on a consolidated return basis for the members of the consolidated group and, accordingly the loss carryforwards may have certain separate income tax return limitations.

          As of December 31, 1999, sufficient uncertainty exists regarding the realization of the full amount of these operating loss carryforwards, and accordingly, a valuation allowance of $5,551,000 has been established. The valuation allowance for deferred tax assets as of December 31, 1998 was $4,632,000.

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

NOTE 8  - DEBENTURES PAYABLE

          On April 20, 1999, the Company entered into an Agency Agreement ("AA") with Alexander, Wescott & Co., Inc. ("AWC") under which AWC would offer and sell a maximum of $2,000,000 and a minimum of $1,000,000 of the Company's 6% convertible debentures ("Debentures") by April 30, 1999, unless extended 60 days by AWC. An extension was requested by AWC and the Company limited solicitation to a maximum of $1,000,000. On July 8, 1999, the AA was further modified to provide that AWC would sell $400,000 of Debentures with the balance of $600,000 remaining on hold at the sole discretion of the Company to cancel the AA prior to AWC delivering a bona fide subscription agreement. In consideration of AWC's efforts, the Company prepaid a cash commission of $130,000 upon the initial $400,000 sale. In addition, the Company issued 40,000 shares of common stock to AWC with the proviso that an additional 60,000 shares of common stock, or prorated amount, would be issued upon the sale of any portion of the remaining $600,000 of Debentures. The Debentures mature in two years, unless converted, with interest payable annually. If, at the Company's election, redemption or prepayment occurs within 90 days from the date of issuance the debenture holder is entitled to a ten percent premium. If redemption or prepayment occurs within 180 days of issuance, the debenture holder is entitled to a twenty percent premium. The Debenture is convertible at a twenty five percent discount to the market price at the time of conversion, with a floor of $.50 and a ceiling of $2.00. Securities underlying the Debenture were to be registered within ninety days of the

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 8  - DEBENTURES PAYABLE (CONTINUED)

          closing of the offering. As of November 1, 1999 all of the $400,000 of Debentures were converted into 397,261 shares of common stock of the Company. Accrued interest of $5,939 was included in the price of the Debentures upon conversion. Conversion prices ranged from $1.1875 to $1.75 per common share.

          On October 15, 1999, the Company authorized AWC to complete the sale of the remaining $600,000 of Debentures under the AA. At December 31, 1999, AWC sold $375,000 of Debentures under the same terms and conditions except that the floor was raised to $.70 and the Company had the option of redeeming the Debentures at maturity and paying interest in cash or with shares of its common stock. At December 31, 1999, none of the $375,000 of debenture holders had elected to convert the Debentures.

          On December 30, 1999, the Company engaged J.P. Carey Securities, ("JPC") Inc. as placement agent to sell an aggregate principal amount of not more than $1,500,000 of 6% subordinated convertible debentures ("Debentures"), which mature on or before December 30, 2001. If, at the Company's election, redemption or prepayment occurs within the first 90 days from the date of issuance the debenture holder is entitled to a ten percent premium. If redemption or prepayment occurs within the second 90 days the debenture holder is entitled to a twenty percent premium. If redemption or prepayment occurs any time after 180 days the debenture holder is entitled to a thirty percent premium. The Debenture is convertible at a twenty five percent discount to the closing bid price five trading days immediately preceding the date of conversion, with a floor of $.70 and a ceiling of $2.00. As of December 31, 1999, JPC had placed $950,000 of Debentures and together with Pegasus Capital Inc. received a placement fee of $85,000. In connection with the placement, the Company paid JPC's counsel $10,000 and the escrow agent a fee of $1,250. In addition, JPC and related parties are to receive 95,000 shares of the Company's common stock as a commission. Under the terms of the agreement with JPC, the Company must reserve sufficient shares out of its authorized and unissued common stock for no less than 100% of the number of shares which would be issuable upon conversion of all the Debentures.

          During the year ended December 31 1999, the Company issued $1,725,000 of convertible debentures with a beneficial conversion feature of twenty five percent. In accordance with the Financial Accounting Standards Board's Emerging Issues Task Force No. 98-5, the imbedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to paid-in capital. In addition, the recorded discount equal to the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the earliest date the debenture holder can convert the debenture. Accordingly, the Company has recorded paid-in capital and interest expense of $431,250 related to the beneficial conversion feature of all debentures issued in 1999.

NOTE 9  - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

          A)  OPERATING LEASES

          The Company moved to new facilities in December 1998 and entered into a five year lease

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 9  - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

          A)  OPERATING LEASES (CONTINUED)

              for its office and manufacturing facility commencing August 1, 1998. The Company is required to pay $337,491, in rent over the five year lease term, which includes $22,500 of annual operating expenses. The operating expenses are subject to adjustment based upon actual costs incurred. The lease provides for two five year renewal options.

              The future minimum lease payments required under this operating lease are as follows:


                                Year                  Amount
                             ----------           -------------

                                2000                   89,848
                                2001                   93,215
                                2002                   96,751
                                2003                   57,677
                                                  -------------
                               TOTAL                 $337,491
                                                  -------------
                                                  -------------


              The total rent expense charged to operations was $98,129 and $99,262 for the years ending December 31, 1999 and 1998 respectively.

          B)  MAJOR CUSTOMER AND LOSS THEREOF

              On February 10, 1998 the Company accepted a purchase order from an independent wholesaler ("the Wholesaler") for the purchase of $6,000,000 of the Company's gun locks and received a $1,000,000 advance payment. The Company fulfilled its commitment to deliver $1,000,000 of gun locks to the Wholesaler in the first 120 days. Thereafter, the Wholesaler purchased $9,680 of product from the Company for which payment was not received. No further orders were placed by the Wholesaler in 1998.

              On February 11, 1998, the Company entered into a three year Distribution Agreement with a newly organized company ("the Distributor"), with no direct experience, for the purchase of up to $20,000,000 of the Company's product over a period of three years.

              The agreement provided that the first $6,000,000 of the Wholesaler's order discussed above, would be credited to the Distributor's obligation to fulfill the requirements of its $7,000,000 initial order. Neither the Wholesaler or the Distributor fulfilled their commitment according to the agreement. During 1998, the Distributor purchased $477,115 of the Company's product that he did not pay for and it was written off as a bad debt. These customers represented approximately 95% of the Company's sales in 1998.

              Under the terms of the Distribution Agreement, the Distributor was obligated to create and place certain types of advertising for a total of $5,000,000 over a two year period. The Company delivered 1,000,000 shares of its common stock valued at $3,781,000 to the Distributor, which was to be earned by the Distributor at the rate of one share of stock for each five dollars of advertising placed. The Distributor pledged the stock to the

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

          B)  MAJOR CUSTOMER AND LOSS THEREOF (CONTINUED)

              Company as security for the distributor's obligation to place the advertising.

              In addition to the shares of common stock issued pursuant to the Distribution Agreement, the Company granted to three nominees of the Distributor, in the aggregate, 2,000,000 warrants of the Company's stock at an exercise price of five dollars per share.

              Also, as required by the distributor, the Company entered into a commission agreement with a consulting company. This agreement provided that the consulting company would receive a 15% commission from the sale of the products in accordance with the Distribution Agreement, and a 15% fee upon the exercise of the 2,000,000 five dollar warrants mentioned above. At December 31, 1998 a liability of $165,000 was accrued to provide for the 15% commission on sale of the product. This accrual was reversed in 1999 and the commission was not paid.

              In May 1999, the Company, the Wholesaler, the Distributor, the consulting company and related parties mutually agreed to terminate the existing agreements. The 1,000,000 shares of common stock issued to the Distributor were returned to the Company. The Company repurchased the 2,000,000 warrants exercisable at five dollars a share for $500,000. In connection with this transaction, related parties exercised 500,000 warrants to purchase the Company's common stock at three dollars a share.

          C)  CONSULTING AGREEMENTS

              On October 24, 1997, the Company entered into a one year agreement with a marketing firm. The marketing firm was to receive compensation of $750,000 plus 25,000 unregistered shares of the Company's common stock valued at $68,750. The first $375,000 was withheld from the proceeds of a sale of common stock in November 1997, and the final $375,000 was withheld from the proceeds of a subsequent sale of common stock in 1998. The 25,000 shares of stock were issued in March 1998. On January 1, 1998, the Company entered into an additional one year Product Recognition Campaign Agreement with a marketing firm, for a fee of $10,000 per month. This contract was cancelled in June 1998. All amounts due were settled with the issuance of the 25,000 shares of the Company's stock referred to above.

              On February 16, 1999, pursuant to an agreement ratified by the board of directors on January 20, 1999, the Company issued 25,000 shares of it's common stock to two marketing consultants to begin the creation of a business plan and to commence a search to secure financing. An additional 25,000 shares was to be issued to the marketing consultants upon receipt by the Company of a bonafide $2,000,000 equity

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 9  - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

          C)  CONSULTING AGREEMENTS (CONTINUED)

              financing agreement. The financing agreement was never received and the additional shares were never issued.

              On November 15, 1999 the Company entered into a consulting agreement with Mr. Ralph Nichols for a term of three months
              Mr. Nichols is to provide services in the areas of sales, marketing and product development. By mutual agreement, the term was shortened to end on January 27, 2000. Mr. Nichol's total compensation consisted of $14,400 in cash and options for 9,600 shares of the Company's common stock at an exercise price of $1.50 a share. In lieu of the cash, Mr. Nichols agreed to receive an option for an additional 9,805 shares of the Company's common stock at the day's closing price of $1.46875, which is exercisable at $.01 per share

          D)  STRATEGIC ALLIANCE

              On December 9, 1999, the Company entered into an agreement with an investment banking firm ("IBF") to act as financial advisor and investment banker in connection with a plan to find a strategic alliance partner. The IBF will participate in and coordinate discussions between the Company and a target entity, perform due diligence investigations and negotiate a letter of intent and/or a definitive agreement, as requested by the Company. As financial advisor IBF will also provide a fairness opinion on any prospective transaction. If IBF is successful in their efforts, they will be paid a graduated fee starting at six percent on the first million dollars of fair market value of the transaction and reducing by one percent for each million dollars thereafter to one percent on the fair market value of the transaction over five million dollars. In addition to the fee, they will also be reimbursed for out-of-pocket costs and attorney fees in connection with the transaction, whether consummated or not. A non-refundable $25,000 deposit was paid upon signing of the agreement that will be credited against the expense reimbursement.

NOTE 10 - SHAREHOLDERS' EQUITY

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

              The plan provides for an automatic grant of non-qualified options for 5,000 shares, vesting semiannually, for one year, to each non-employee director provided that the

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

          A)  THE 1993 STOCK PLAN (CONTINUED)

              director is still serving as a director on the vesting date. In accordance with this provision, two directors were granted 10,000 options in 1998 at an exercise price of $1.50. No options were granted in 1999. Two directors were granted 10,000 options at an exercise price of $1.25 in 2000.

              The exercise price of all qualified options granted under the plan must be at least equal to the fair market value of the shares of the common stock on the date of the grant. The exercise price for any participant in the qualified plan possessing more than 10% of the voting power of the Company's outstanding common stock must equal at least 110% of the fair market value on the grant date. As of December 31, 1999 and 1998 no shares have been issued under the qualified plan.

              During 1998 the Company granted 75,000 qualified stock options to seven employees at a market price of $1.09 per share. One employee was granted 10,000 non-qualified options at a market price of $3.89 which were forfeited in 1999. During 1999 the Company did not grant any qualified stock options.

          B)  OTHER INDIVIDUAL NON-QUALIFIED STOCK PLANS

              The Company also grants non-qualified options to its employees, consultants, officers and directors through the use of individually tailored stock option agreements.

              In 1998, the Company granted 300,000 options to officers, 275,000 options to employees and 115,000 options to consultants, each at a market price of $1.09.

              In 1999, the Company granted 60,000 options to an employee at a market price of $1.3125 and 110,000 options to a former employee/officer for $.10 a share.

          C)  SUMMARY OF STOCK PLANS

              The Company has elected to follow APB Option No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its employee stock options. Compensation costs to employees of $341,088 and $341,083 have been recognized related to stock options when the exercise price was below the fair market value of the stock at the date of grant, for the years 1999 and 1998, respectively. If the Company had elected to account for its stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per common share would have been reduced to the pro forma amounts indicated below:

                                                              1999                      1998
                                                          ------------              ------------
                   Net (Loss):
                        As reported                       $ (3,829,043)             $ (6,066,394)
                        Pro forma                         $ (4,825,657)             $ (7,499,470)
                                                          ------------              ------------


                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

          C)  SUMMARY OF STOCK PLANS (CONTINUED)

                                                              1999                      1998
                                                          ------------              ------------
                  Basic EPS:
                       As reported                         $     (.28)               $     (.48)
                       Pro forma                           $     (.35)               $     (.59)

                  Diluted EPS:
                       As reported                         $     (.28)               $     (.48)
                       Pro forma                           $     (.35)               $     (.59)


              The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively:

                                                              1999                      1998
                                                          ------------              ------------
                  Dividend yield                               --                        --
                  Expected volatility                         124%                      103%
                  Risk-free interest rate                    5.72%                     5.16%
                  Expected life of stock option            2 years                   7 years


              The dividend yield reflects the assumption that the current dividend payout will continue to be zero. The expected life of the options is based on an estimate, and is not necessarily indicative of exercise patterns that may occur. The weighted average fair value per option was $.91 and $1.04 for options granted during 1999 and 1998, respectively. A summary of the status of the stock option plans as of December 31, and changes during each of the years then ended, follows:

                                                             1999                                    1998
                                          -----------------------------------------   --------------------------------------

                                                                 Weighted Average                        Weighted Average
                                                 Shares           Exercise Price        Shares            Exercise Price
              ---------------------------   -----------------   -------------------   ----------------   -------------------
              Outstanding at                  3,587,637               $ 1.55             4,356,137             $2.06
                beginning of year
              Granted                           170,000                  .53               785,000              1.09
              Exercised                        (324,304)                 .85              (297,000)             1.39
              Forfeited/Expired                (279,696)                 .96            (1,256,500)             2.17
              ---------------------------   -----------------   -------------------   ----------------   -------------------
              Outstanding at
                end of year                   3,153,637                  1.39            3,587,637              1.55
              ---------------------------   -----------------   -------------------   ----------------   -------------------
              Options exercisable
                at end of year                2,903,637                  1.40             2,145,971             1.77
              ---------------------------   -----------------   -------------------   ----------------   -------------------


              The following table summarizes information about the stock options outstanding at December 31, 1999:

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

          C)  SUMMARY OF STOCK PLANS (CONTINUED)


                                   Options Outstanding                                             Options Exercisable
              ---------------------------------------------------------------------------   -----------------------------------
                    Range of                        Weighted Average
                    Exercise           Number           Remaining        Weighted Average          Number       Weighted Average
                      Prices      Outstanding        Contractual Life     Exercise Price         Exercisable     Exercise Price
              ---------------   --------------   ---------------------   -----------------   ----------------- -----------------
              $   .10 -  .50          360,000                    2.41             $   .38           360,000             $   .38
                  .51 - 1.50        2,110,000                    4.80                1.17         1,860,000                1.16
                 2.00 - 2.50          652,500                    2.06                2.50           652,500                2.50
                 3.00 - 4.99           21,137                    6.38                3.69            21,137                3.69
                 5.00 - 7.00           10,000                    5.00                6.00            10,000                6.00
              ---------------   --------------   ---------------------   -----------------   ----------------- -----------------
                  .10 - 7.00        3,153,637                    3.97                1.39         2,903,637                1.40
              ---------------   --------------   ---------------------   -----------------   ----------------- -----------------


              At December 31, 1999 there were 30,000 qualified stock options and 76,500 non-qualified stock options outstanding under the 1993 stock plan. There were 250,000 individual non-qualified stock options (registered through an S-8 in 1997) and 2,732,500 individual non-qualified stock options (registered through an S-8 and an S-3 filed in 1999). There were 64,637 individual non-qualified stock options (unregistered) outstanding at December 31, 1999.

              At December 31, 1998 there were 75,000 qualified stock options and 118,500 non-qualified stock options outstanding under the 1993 Stock Plan. There were 587,000 individual non-qualified stock options (registered through an S-8 filed in 1997) and 2,807,137 individual non-qualified stock options (unregistered) outstanding at the end of December 31, 1998.

          D)  STOCK ISSUANCES

              In November 1997 the Company sold 1,250,000 shares of common stock and 2,083,333 stock purchase warrants to three offshore investors. The warrants grant the right to purchase 2,083,333 shares of the Company's common stock; 1,666,666 shares at an exercise price of $2.00 per share and 416,667 at an exercise price of $3.00 per share. The warrants expire in two years. The aggregate sum paid in cash for the shares and stock purchase warrants was $2,500,000. During 1998 the $2.00 warrants were exercised.

              In connection with the placement of this sale of common stock and stock purchase warrants, an agent was paid a fee of 13.5% of the sales price of the common stock sold to the investors and $60,000 for legal fees. The placement agent received a fee of 13.5% of the sales price of the stock underlying the warrants when the warrants were exercised.

              On January 20, 1998, the Company issued 416,667 warrants in connection with the purchase of 250,000 shares of the Company's common stock from three offshore

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

          D)  STOCK ISSUANCES (CONTINUED)

              investors. The aggregate sum paid in cash for the shares and stock purchase warrants was $500,000. The warrants grant the right to purchase 333,334 shares at an exercise price of $2.00 per share and 83,333 shares at an exercise price of $3.00 per share. All of the warrants were exercised.

              During 1998, two consultants exercised options to purchase 160,000 shares of the Company's common stock at $2.50 per share.

              In March 1998, two employee/directors exercised options to purchase 108,000 shares of the Company's common stock at $.10 per share.

              In March 1998, one employee exercised options to purchase 29,000 shares of the Company's common stock at $.10 per share.

              In March 1998, the Company issued 25,000 shares of common stock valued at $2.75 per share to a financial public relations firm in connection with a marketing agreement.

              In May and July 1998, the Company issued 2,000,000 shares of stock in connection with the exercise of $2.00 warrants by three offshore investors.

              Pursuant to the February 11, 1998 Distribution Agreement
              (NOTE 9(B)), the Distributor was obligated to create and place advertising totaling $5,000,000. The Company issued 1,000,000 shares of its common stock in connection with the Distribution Agreement which was pledged by the Distributor as security for the obligation to place the advertising. The Company placed a value on the services to be rendered of $3,781,000 using the latest trade price of the stock on the day before the agreement was signed.

              In June 1998, the Company issued 50,880 shares of stock in satisfaction of rent due to a landlord. The amount of the payable to the landlord at December 31, 1997 was $46,640. January 1998 rent of $4,240 was also paid as part of this transaction.

              During January and February 1999, one officer/employee and one employee, exercised 115,000 ten cent stock options.

              On January 18, 1999, two officers/employees and one employee forfeited all present and future claims to 30,000 options granted to them in 1996 at an exercise price of $3.06 per share.

              On January 29, 1999, the Company filed an S-8 with the Securities and Exchange Commission, registering 2,802,000 previously granted, non-qualified stock options of directors, officers, consultants and employees.

              In February 1999, the Company issued 25,000 shares of common stock to consultants valued at $1.4375 per share in connection with a marketing agreement.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

          D)  STOCK ISSUANCES (CONTINUED)

              In April 1999, two consultants and one employee exercised options to purchase 140,000 shares of the Company's common stock at $1.09 per share.

              In April 1999, three employees exercised cashless options and were issued 29,304 shares of the Company's common stock.

              In May 1999, a director exercised options to purchase 40,000 shares of the Company's common stock at $2.00 per share.

              In May 1999, three offshore investors exercised warrants to purchase 500,000 shares of the Company's common stock at $3.00 per share. In accordance with the agreement $695,000 was withheld from the proceeds for a 10% placement fee of $150,000, a 3% legal and an unaccountable fee of $45,000, and the repurchase of 2,000,000 warrants at $.25 per warrant.

              In May 1999, the Distribution Agreement (Note 9(B)) was terminated and one million shares of the Company's common stock was returned and the related unearned advertising expense of $3,781,000 was reversed.

              In May 1999, a former officer/employee was issued 110,000 ten cent options that were valued at $410,775 using the Black-Scholes pricing model, with a corresponding charge to operations.
              (Note 12)

              In August 1999, in accordance with the Debenture Agreement (Note
              8) 40,000 shares of the Company's common stock valued at $2.125 per share was issued for fees associated with the agreement.

              In August 1999, 87,093 shares of the Company's common stock valued at $1.156 per share was issued for legal services.

              In September, October and November of 1999, $400,000 of Debentures were converted into 397,261 shares of the Company's common stock, which included accrued interest of $5,939.

              In September 1999, an employee was issued 60,000 options valued at $1.3125 in connection with the termination of an employement arrangement.

              On November 2, 1999, 1,500,000 options that were originally issued to two directors and an officer at a price of $2.00 were repriced to $1.19 per share. For purposes of FASB #123 disclosure, the repricing created variable options which were valued at $98,640 using the Black-Scholes pricing model.

              On December 16, 1999, 100,000 options that were originally issued to two consultants at a price of $2.50 were repriced to $1.31 per share. The repricing created variable options

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

          D)  STOCK ISSUANCES (CONTINUED)

              which were valued at $13,800 using the Black-Scholes pricing model, with a corresponding charge to operations.

              During 1999 an employee and a consultant forfeited 12,000 options.

              In January 2000 the Company issued 37,500 shares of unregistered common stock to Alexander, Wescott & Co., as a commission on the sale of $375,000 of convertible debentures. (Note 8)

              In January 2000 the Company issued a total of 95,000 shares of unregistered common stock to J. P. Carey Securities, Inc. and related parties as a commission on the sale of $950,000 of two-year convertible subordinated debentures on December 30, 1999. (Note 8)

              In February 2000 the Company issued 200,000 shares of unregistered common stock to a designee of ProMag Industries, Inc., in payment of $183,000 of outstanding invoices for goods and services provided to the Company.

              In February 2000 the Company issued 110,000 shares of unregistered common stock to Lisa Broderick upon exercise of an option granted in settlement of a lawsuit. (Note 12)

              In March 2000 the Company issued a total of 524,281 shares of common stock to two debenture holders upon conversion of a portion of the two-year convertible subordinated debentures sold on December 30, 1999. (Note 8)

              In March 2000 the Company issued 189,578 shares of unregistered common stock to John Gardner upon exercise of an option granted in settlement of a lawsuit. (Note 12)

              In March 2000 the Company issued 37,895 shares of unregistered common stock to Ralph Nichols upon exercise of options granted to Mr. Nichols. (Notes 9(C) and 10(A))

          E)  DEFERRED COMPENSATION

              In October 1997 two new board members were granted 500,000 stock options with an exercise price of $2.00 which was $1.25 per share lower than the fair market value at the date of grant. The options vested one third in the year of grant and will be fully vested over a three year period. In 1999 and 1998, compensation expense of $208,333 per year was recorded for the vested portion of the below market difference in accordance with APB Opinion #25. This amount was also recorded as amortized deferred compensation. The entire non vested portion of compensation has been recorded as deferred compensation (a contra-equity account), in the year of grant. For purposes of FASB #123 disclosure, the fair value of the 500,000 options using the Black-Scholes option pricing model is $1,598,941. This fair value has been ratably recognized over the vesting period for disclosure purposes.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

          E)  DEFERRED COMPENSATION (CONTINUED)

              In December 1997, the Chairman of the Board was granted 1,000,000 stock options at an exercise price of $2.00 which was $.5310 per share lower than the fair market value of the stock at the date of grant. The options vest over a four year period beginning in 1997, provided the Chairman continuously serves as a member of the Board of Directors and that the patented inventions continue to be assigned to the Company. In 1999 and 1998, compensation expense of $132,750 per year was recorded for the vested portion of the below market value difference in accordance with APB Opinion #25. This amount was also recorded as amortized deferred compensation. The entire non vested portion of compensation has been recorded as deferred compensation (a contra-equity account), in the year of grant. For purposes of FASB #123 disclosure, the fair value of the 1,000,000 options using the Black-Scholes option pricing model is $2,490,318. This fair value has been ratably recognized over the vesting period for disclosure purposes.

              In December 1997 the President was granted 450,000 stock options at an exercise price of $2.00 which was $.5310 per share lower than the fair market value of the stock at the date of grant. Options for 150,000 shares vest on December 31, 1998 and options for 300,000 shares vest on December 31, 2001, provided the President is continuously in employment with the Company as of each vesting date. The entire non vested portion of the below market value difference has been recorded as deferred compensation ( a contra equity account), in the year of grant. In April 1998, the President's employment with the company was terminated. The previously recorded deferred compensation of $265,500 relative to APB Opinion #25 was reversed in 1998.

          F)  WARRANTS

              In November 1997 the Company issued 2,083,333 stock purchase warrants to three offshore investors in connection with the purchase of 1,250,000 shares of common stock. The warrants grant the right to purchase 2,083,333 shares of the Company's common stock; 1,666,666 shares at an exercise price of $2.00 per share and 416,667 at an exercise price of $3.00 per share. The two dollar warrants were all exercised in 1998.

              On January 20, 1998 the Company issued 416,667 warrants in connection with the purchase of 250,000 shares of the Company's common stock from three offshore investors. The warrants grant the right to purchase 416,667 shares of the Company's common stock (333,334 shares at an exercise price of $2.00 per share and 83,333 at an exercise price of $3.00 per share). The two dollar warrants were all exercised in 1998.

              In connection with the Distribution Agreement, on February 11, 1998 the Company entered into an agreement with three unaffiliated companies, granting them stock purchase warrants for an aggregate total of 2,000,000 shares of common stock with an exercise price of $5.00 per share and a term of five years. The value of these 2,000,000 warrants was computed using the Black-Scholes option pricing model which resulted in the recognition of $1,884,000 of commission expense in 1998. The warrants were

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

          F)  WARRANTS (CONTINUED)

              repurchased by the Company for $500,000 in 1999.

              A summary of the status of the Company's warrant activity is as follows:


                                                1999                                                   1998
                  -----------------------------------------------------------------    ---------------------------------------
                                                                    Weighted Average                          Weighted Average
                                                    Shares          Exercise Price          Shares              Exercise Price
                  ---------------------------  -----------------  -------------------  -----------------  ---------------------
                  Outstanding at
                    beginning of year             2,714,725                 $   4.27      2,418,058                   $   2.49
                  Granted                             --                         --       2,416,667                       4.52

                  Exercised                        (500,000)                    3.00     (2,000,000)                      2.00
                  Forfeited/Expired                   --                         --        (120,000)                     11.20

                  Repurchased                    (2,000,000)                    5.00          --                           --
                  ---------------------------  -----------------  -------------------  -----------------  ---------------------
                  Outstanding at
                    end of year                     214,725                      .40      2,714,725                       4.27
                  ---------------------------  -----------------  -------------------  -----------------  --------------------
                  Options exercisable
                    at end of year                  214,725                      .40      2,714,725                       1.77
                  ---------------------------  -----------------  -------------------  -----------------  ---------------------


              The following table summarizes information about the warrants outstanding as of December 31, 1999:


                                  Warrants Outstanding                                    Warrants Exercisable
              -------------------------------------------------------------- -----------------------------------------------
                                                    Weighted Average
                      Range of         Number              Remaining      Weighted Average           Number     Weighted Average
               Exercise Prices    Outstanding       Contractual Life        Exercise Price      Exercisable       Exercise Price
              -----------------  -------------  ---------------------  --------------------  ---------------  -------------------
               $ .40 or less          214,725                   2.50                  .396          214,725                 .396
              -----------------  -------------  ---------------------  --------------------  ---------------  -------------------


NOTE 11 - EARNINGS (LOSS) PER COMMON SHARE

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", effective for the year ended December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per common share ("EPS") in the statement of operations. Under the new requirements, basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS, which is basic EPS adjusted for the dilutive effect of stock options and other securities that may be converted into common shares, is not presented as the effects would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 11 - EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)


                                                               1999                 1998
                                                           ------------         ------------
                  Numerator:

                  Net (Loss)                               $ (3,829,043)        $ (6,066,394)
                                                           ------------         ------------

                  Numerator for basic EPS                    (3,829,043)          (6,066,394)
                  Effect of dilutive securities:                                -
                                                           ------------         ------------
                  Numerator for diluted EPS                  (3,829,043)        $ (6,066,394)
                                                           ------------         ------------

                  Denominator:

                  Denominator for basic EPS
                    weighted-average shares                  13,715,848           12,619,241
                                                           ------------         ------------
                  Effect of dilutive securities:
                    Stock Options                                 --                   --
                    Warrants                                      --                   --
                    Potentially dilutive common shares            --                   --
                  Denominator for diluted EPS                13,715,848           12,619,241
                                                           ------------         ------------
                  Basic EPS                                 $      (.28)         $      (.48)
                                                           ------------         ------------
                  Diluted EPS                               $      (.28)         $      (.48)
                                                           ------------         ------------



                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 12 - LITIGATION

          The Company and the current Chairman of the Board were sued by a former Chief Executive Officer, who was hired and terminated in 1996. The basis of the suit is for libel and slander arising from her appointment and termination. The Company was represented by its Insurance Company. On April 30, 1999 the parties agreed to settle the case for $50,000 in cash, which was funded by the Company's insurer, and options for 110,000 shares of the Company's common stock at an exercise price of ten cents a share. The options expire one year from September 24, 1999; the date the registration of the underlying stock became effective. For purposes of FASB #123 disclosure, the fair value of the 110,000 options using the Black-Scholes pricing model is $410,775, which has been charged to operations in 1999. On October 4, 1999, the former employee filed a complaint in the Circuit Court for Palm Beach County, Florida alleging that the Company failed to timely comply with the settlement and requested damages.

          The Company was named as a defendant, along with the current President and Chief Executive Officer and the former President and Chief Executive Officer, in three lawsuits commenced in the United States District Court for the Southern District of Florida between June and August 1998. The three suits, each denominated as a class action, alleged violations of the federal securities laws and, more specifically, that the Company and its officers made misrepresentations, or failed to disclose material information between May 26, 1998 and June 12, 1998 concerning a development agreement allegedly entered into with Semiconductor Laser International Corporation and a highly favorable research report

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 12 - LITIGATION (CONTINUED)

          issued by Woodward Trading Company. On August 9, 1999, the Company reached agreement with the plaintiff-shareholders to settle all claims against the Company; its' Chairman and the former President. The terms of the settlement include payment of $850,000 to the plaintiffs, which will be fully funded by the Company's insurer. The Company will pay the legal fees for itself and the former President.

          The former President and Chief Executive Officer of the Company commenced an action in the Florida State Court in October 1998 against the Company and its current President and Chief Executive Officer. The lawsuit challenged the former President's termination under the terms of his Employment Agreement and the Company's decision to block his attempt to exercise options and sell stock in the Company while in the possession of material non-public information. It also alleged that he, the former President, is entitled to salary and all of his vested and nonvested options through the remainder of his employment period. He also claimed he was libeled. A settlement was reached on October 15, 1999, wherein the former President received vested options for 250,000 shares of the Company's stock at fifty cents a share, pursuant to the existing option agreement, and all other options were cancelled. In addition, the Company agreed to pay his legal fees in connection with the SEC investigation and the class action suit, which was settled in 1999. The Company and the former President signed mutual releases and the Company agreed to indemnify him from loss in the aforementioned legal proceeding.

          On May 29, 1998, the Company was informed that the Securities and Exchange Commission's Division of Enforcement (the "SEC") had begun an informal investigation into whether the Company had violated relevant laws, rules or regulations with regard to its publicly traded securities, and requested that the Company voluntarily produce documents for the period beginning January 1, 1996 through present. The Company has complied with the SEC's initial and subsequent requests to produce documents, choosing not to claim privilege or withhold any requested information in its possession. On February 18, 1999, the President and Chief Executive Officer testified before the SEC pursuant to a subpoena. At that time, the SEC made available to the Company its formal Order Directing Private Investigation and Designating Officers to Take Testimony (the "Order"). The Order revealed that members of the SEC's staff have reported information to the Commission that, in the staff's view, tend to show that during the period from at least January 1, 1996 and continuing thereafter, the Company, its present or former officers, directors or employees or others may have violated federal securities laws. Legal Counsel has indicated that it is too early to speculate what the outcome of this investigation or the potential impact on the Company will be. No action or litigation has been instituted. The Company's insurance carrier has denied coverage of costs in defense of this action.

          On August 17, 1999, the Company was named as a defendant in a declaratory judgment action pending in the United States District Court for the District of Arizona by Saf-T-Hammer, Inc. The plaintiff is seeking a declaratory judgment that it's trademark does not infringe upon the Saf-T-Lok(R) trademark, to invalidate the Saf-T-Lok(R) trademark and attorneys' fees and costs. The Company has answered the complaint and is contemplating a counterclaim for trademark infringement, if the matter cannot be settled.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 13 - SUBSEQUENT EVENT

          On March 28, 2000, Winner Holding LLC, Winner Club LLC and James E. Winner, Jr., (collectively, "Winner") filed a complaint against the Company and Mr. Brooks in U.S. District Court in Pennsylvania. The suit arises from discussions between the parties regarding a possible merger. Winner's complaint purports to allege, among other things, causes of action for breach of contract, fraud, negligent misrepresentation and breach of duty to negotiate in good faith, and seeks compensatory damages in excess of $75,000 for each cause of action. Winner is also seeking a permanent injunction preventing the Company from being acquired by another party, as well as punitive damages of at least $5,000,000. The Company intends to defend the suit vigorously, and believes that available documentary evidence demonstrates that the Company was not legally obligated to Winner. The Company has notified its insurance carriers to determine whether they will provide either indemnity or a defense. The Company, pursuant to its articles of incorporation, will provide Mr. Brooks with counsel and indemnify him in connection with this action.


                       EXHIBIT INDEX                                                                    EXHIBIT NO.

 Articles of Incorporation, as amended (incorporated herein by reference to
 Exhibit 3.1 to the Company's Form S-1 filed with the SEC on February 17, 1998)............................3.1

 Articles of Amendment, filed herewith.....................................................................3.2

 By-Laws, as amended (incorporated by reference to the Company's Annual Report on
 Form 10-KSB, as filed with the SEC on May 13, 1998).......................................................3.3

 Form of 6% Convertible Debenture (incorporated by reference to the Company's
 Registration Statement on Form S-3, as filed with the SEC on August 17, 1999).............................4.1

 Agency Agreement between the Company and Alexander, Westcott & Co., Inc. dated
 April 20, 1999 (incorporated by reference to the Company's Quarterly Report on
 Form 10-QSB for the quarter ended June 30, 1999, as filed with the SEC)..................................10.1

 Letter Agreement between the Company and Alexander, Westcott & Co., Inc. dated
 July 8, 1999 (incorporated by reference to the Company's Quarterly Report on Form
 10-QSB for the quarter ended June 30, 1999, as filed with the SEC).......................................10.2

 Letter Agreement between the Company and Alexander, Westcott & Co., Inc. dated
 July 8, 1999 (incorporated by reference to the Company's Quarterly Report on Form
 10-QSB for the quarter ended June 30, 1999, as filed with the SEC).......................................10.3

 Placement Agency Agreement between the Company and J. P. Carey Securities, Inc.
 dated December 30, 1999 (incorporated by reference to the Company's Current
 Report on Form 8-K filed with the SEC on June 4, 1999)...................................................10.4

 Form of Securities Purchase Agreement relating to the Company's Debenture offering through J. P. Carey Securities, Inc. (incorporated by reference to the
 Company's Registration Statement on Form S-3, as filed with the SEC on August 17,
 1999)....................................................................................................10.5

 Form of Registration Rights Agreement relating to the Company's Debenture offering through J. P. Carey Securities, Inc. (incorporated by reference to the
 Company's Registration Statement on Form S-3, as filed with the SEC on August 17,
 1999)....................................................................................................10.6

 Amendment to and Termination of Non-Exclusive Distribution and  Pricing Agreement
 dated as of May 18, 1999, and delivered May  26, 1999, by and between the Company and USA  (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 4, 1999)......................................................................10.7

 Stock Pledge Termination Agreement dated as of May 18, 1999, and  delivered May
 26, 1999, by and between the Company and USA  (incorporated by reference to the
 Company's Current Report on Form 8-K filed with the SEC on June 4, 1999).................................10.8

 Termination Agreement dated as of May 18, 1999, and delivered  May 26, 1999, by and between the Company and Empire Consulting Ltd., Inc. ("Empire")
 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 4, 1999).................................................................................10.9

 Mutual Release dated May 18, 1999, and delivered May 26, 1999,  by Danvers
 Investment Corp, Amexcorp., Ltd., the Company, Mr. Shalom Weiss and Mr. Geno
 Weiser  (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 4, 1999).....................................................................10.10

 Mutual Release dated May 18, 1999, and delivered May 26, 1999,  by the Company and Empire  (incorporated by reference to the Company's Current Report on Form
 8-K filed with the SEC on June 4, 1999).................................................................10.11

 Consent of Goldberg & Company, P.A. .....................................................................23.1

 Consent of Goldberg Wagner Stump & Jacobs LLP............................................................23.2

 Power of Attorney, filed herewith, see page preceding signatures.........................................24.1

 Financial Data Schedule, filed herewith..................................................................27.1