Form 10QSB
period 2000-03-31
SAF T LOK INC
filed 2000-05-22
CIK 902056

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                          COMMISSION FILE NO.: 1-11968

                         ------------------------------


                             SAF T LOK INCORPORATED
             (exact name of registrant as specified in its charter)

          FLORIDA                                       65-0142837
(STATE OR OTHER JURISDICTION               (IRS EMPLOYER IDENTIFICATION NUMBER)
 OF INCORPORATION)

            1101 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA 33407
                    (Address of principal executive offices)

                                 (561) 478-5625
              (Registrant's telephone number, including area code)

                         ------------------------------


 Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
       during the preceding 12 months (or for such shorter period that the
          Company was required to file such reports), and (2) has been
       subject to such filing requirements for the past 90 days. Yes X   No
                                                                    ----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          COMMON STOCK, $.01 PAR VALUE
                                      Class

                                   15,565,178
                           Outstanding at May 17, 2000

--------------------------------------------------------------------------------

                             SAF T LOK INCORPORATED.
                              INDEX FOR FORM 10-QSB


PART I FINANCIAL INFORMATION......................................................................................1

   Item 1. Financial Statements...................................................................................1

     Saf T Lok Incorporated and Subsidiaries Consolidated Balance Sheets as of March 31, 2000
     and 1999 (Unaudited).........................................................................................1

     Saf T Lok Incorporated and Subsidiaries Consolidated Statements  of Operations for the Three
     Months Ended March 31, 2000 and 1999 (Unaudited).............................................................2

     Saf T Lok Incorporated and Subsidiaries Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2000 and 1999 (Unaudited).............................................................3

     Saf T Lok Incorporated and Subsidiaries Notes To Consolidated Financial Statements for the
     Quarters Ending March 31, 2000 and 1999 (Unaudited)..........................................................4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................5

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION...................................................5

     Results of Operations........................................................................................6

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999..............................6

        Revenues..................................................................................................6

        Expenses..................................................................................................6

        Liquidity and Sources of Capital..........................................................................7

        Contemplated Strategic Alliances..........................................................................8

        Qualifications............................................................................................8

        Sale of Debentures........................................................................................8

        Anticipated Material Expenses.............................................................................8

        Capital Resources and Expenditures........................................................................8

PART II  OTHER INFORMATION........................................................................................8

   Item 1. Legal Proceedings......................................................................................8

   Item 2. Changes in Securities and Use of Proceeds..............................................................9

     Common Stock.................................................................................................9

        6% Convertible Debentures.................................................................................9

        Executive and Employee Compensation......................................................................10

        Off-Set of Expenses......................................................................................10

        Product Liability........................................................................................10

   Item 3. Defaults Upon Senior Securities.......................................................................10

   Item 4. Submission of Matters to a Vote of Security Holders...................................................10

   Item 5. Other Information.....................................................................................11

   Item 6. Exhibits and Reports on Form 8-K......................................................................11

     Current Reports On Form 8-K.................................................................................11

PART III SIGNATURES..............................................................................................12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


                                                                                           2000                1999
                                                                                      ----------------   ---------------
          ASSETS

          CURRENT ASSETS
          Cash                                                                         $     418,535      $      44,430
          Accounts receivable (less allowance for doubtful accounts
            Of $14,510 in 1999)                                                               67,466             82,106
          Note receivable                                                                     20,491             13,863
          Inventories                                                                      2,338,373          2,322,708
          Prepaid expenses                                                                    67,500            160,779
                                                                                      ----------------   ---------------
          TOTAL CURRENT ASSETS                                                             2,912,365          2,623,886

          PROPERTY AND EQUIPMENT, LESS
             ACCUMULATED DEPRECIATION                                                      1,135,548          1,198,814

          OTHER ASSETS
             Patents (less accumulated amortization of $111,847
                and $146,928 respectively)                                                   275,849            310,930
             Note receivable, less current portion                                           120,123            148,285
             Other assets                                                                     81,677              9,016
                                                                                      ----------------   ---------------
             TOTAL OTHER ASSETS                                                              477,649            468,231

             TOTAL                                                                     $   4,525,562      $   4,290,931
                                                                                      ================   ===============

          LIABILITIES AND SHAREHOLDERS'  EQUITY

          CURRENT LIABILITIES
             Accounts payable                                                          $      37,632      $     243,951
             Note payable                                                                                        35,441
             Accrued expenses                                                                177,019            371,061
                                                                                      ----------------   ---------------
          TOTAL CURRENT LIABILITIES                                                          214,651            650,453

          Convertible Debentures                                                             475,000
                                                                                      ----------------   ---------------

             TOTAL LIABILITIES                                                               689,651            650,453

          COMMITMENTS AND CONTINGENCIES

          SHAREHOLDERS' EQUITY
          Common Stock, $.01 par value, 20,000,000 shares authorized, 15,350,910 and
          13,749,957 shares issued and  outstanding,
          in 2000 and 1999, respectively                                                     153,510            137,500
          Paid-in-capital                                                                 28,452,863         27,680,603
          Other equity reductions                                                            (47,469)        (4,254,829)
          Accumulated deficit                                                            (24,722,993)       (19,922,796)
                                                                                      ----------------   ---------------
          TOTAL SHAREHOLDERS' EQUITY                                                       3,835,911          3,640,478
                                                                                      ----------------   ---------------
          TOTAL                                                                        $   4,525,562      $   4,290,931
                                                                                      ================   ===============

                SAF T LOK INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (UNAUDITED)


                                                                      2000                             1999
                                                                -----------------               -------------------
Sales                                                                $    23,843                         $  49,416

Cost of Sales                                                              8,031                            26,053
                                                                -----------------               -------------------

Gross Profit                                                              15,812                            23,363

Selling, general and administrative expenses                             649,577                           431,072

Stock and options issued for
 compensation and services                                               773,272                            35,938

Depreciation                                                              74,398                            65,387

Other income                                                              10,552                             9,306
                                                                -----------------               -------------------

NET LOSS                                                             $(1,470,883)                        $(499,728)
                                                                =================               ===================

LOSS PER COMMON SHARE                                                $     (0.10)                        $   (0.03)
                                                                =================               ===================

Weighted average number of common shares outstanding                  14,631,047                        13,749,957
                                                                =================               ===================

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


                                                                                   2000                   1999
                                                                            -------------------     -----------------
Cash flows from operating activities

  Net loss                                                                         $(1,470,883)            $(499,728)

  Adjustments to reconcile net (loss) to net cash used in operating activities:
     Depreciation and amortization                                                      74,398               65,387
     Non cash compensation to directors, officers
        and former employees                                                           477,472
     Non cash consulting fees                                                          160,800
     Issuance of stock for services                                                    135,000               35,938
     Issuance of stock for interest paid upon conversion of debentures                  11,734
     Write off of obsolete inventory                                                    20,496
     Issuance of stock for settlement of accounts payable                              183,009
     Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                                      22,918              (22,486)
        Decrease in other assets                                                                                721
        Increase in prepaid expenses                                                   (8,948)              (18,451)
        (Increase) decrease in inventories                                            (36,701)               49,292
        Decrease in accounts payable                                                 (309,647)             (127,583)
        Increase in accrued liabilities                                                 59,113               124,806
                                                                            -------------------     -----------------

Net cash used in operating activities                                                (681,239)             (392,104)
                                                                            -------------------     -----------------

Cash flows from investing activities:
   Payments received on note receivable                                                  7,671                 4,438
   Payments for purchase of equipment                                                  (8,318)              (13,315)
   Stock issued for payment of equipment                                             (132,400)
                                                                            -------------------     -----------------

Net cash used by investing activities                                                (133,047)               (8,877)
                                                                            -------------------     -----------------

Cash flows from financing activities
   Issuance of stock upon exercise of options                                           86,000                11,750
   Increase in deferred interest                                                      (22,667)
   Issuance of stock for fees related to the debentures                                173,907
                                                                            -------------------     -----------------

Net cash provided by financing activities                                              237,240                11,750
                                                                            -------------------     -----------------

NET (DECREASE) IN CASH AND EQUIVALENTS                                               (577,046)             (389,231)

Cash and equivalents at beginning of period                                            995,581               433,661
                                                                            -------------------     -----------------

Cash and equivalents at end of period                                              $   418,535             $  44,430
                                                                            ===================     =================

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash payments for interest                                                         $    69,063             $     196
                                                                            ===================     =================

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDING MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES.

         The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10KSB for the year ended December 31, 1999. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1999, has been omitted. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results for the entire year ending December 31, 2000. Certain items in the March 31, 1999 financial statements have been reclassified for comparative purposes. These reclassifications have no effect on the 1999 net loss or shareholders equity.

NOTE 2 - INVENTORIES.


Inventories are comprised of the following as of                              2000                        1999
 March 31, 2000 and 1999                                                 ----------------            ---------------

Finished goods                                                               $   324,082                 $  306,206
Raw materials                                                                  1,992,170                  1,990,448
Supplies                                                                          22,121                     26,054
                                                                         ----------------            ---------------

                                   TOTAL                                     $ 2,338,373                $ 2,322,708
                                                                         ================            ===============

NOTE 3 - PREPAID EXPENSES.



Prepaid expense is comprised of the following as of                           2000                        1999
 March 31, 2000 and 1999.                                                ----------------            ---------------

Deposits on tooling                                                          $     8,956                $    36,358
Prepaid insurance                                                                 46,669                     42,054
Prepaid legal                                                                      3,292                     64,438
Prepaid rent                                                                       8,583                     17,929
                                                                         ----------------            --------------

                                   TOTAL                                     $    67,500                $   160,779
                                                                         ================            ===============



NOTE 4 - PROPERTY AND EQUIPMENT.


Property and equipment is comprised of the following as of                      2000                     1999
   March 31, 2000 and 1999                                                 -----------------         ----------------
Equipment                                                                    $   225,047                $  476,291
Furniture and fixtures                                                            25,694                    52,625
Tools and die                                                                  1,702,679                 1,513,807
Leasehold improvements                                                            13,189                    11,436
                                                                          -----------------         ----------------

                                   TOTAL                                       1,966,609                 2,054,159

Less accumulated depreciation                                                    831,061                   855,345
                                                                          -----------------         ----------------

                                   TOTAL                                     $ 1,135,548                $1,198,814
                                                                          =================         ================

NOTE 5 - SHAREHOLDERS' EQUITY.

- In January 2000, in accordance with the agreements governing the issuance of the Company's 6% convertible debentures, 132,500 shares of the Company's common stock valued at 1.3125 per share were issued for fees associated with the agreements.

- In January 2000, a consultant was issued 9,872 options in payment of consulting services in the amount of $14,400.

- In February 2000, a former officer/employee exercised options to purchase 110,000 shares of the Company's common stock at $ .10 per share.

-    In January 2000, a former employee canceled 5,000 options.

- In January 2000, a consultant was issued 9,600 options at an exercise price of $1.50 per share.

- In February 2000, the Company issued 200,000 shares of common stock for payment of invoices totaling $183,009.

- In February 2000, two directors were issued 5,000 options each, at a price of $2.50 per share.

- In March 2000, $850,000 of Debentures were converted into 667,322 shares of the Company's common stock, which included accrued interest of $11,734.

- In March 2000, two consultants exercised options to purchase 30,000 shares of the Company's common stock at $2.50 per share.

- In March 2000, an employee exercised options in a cashless transaction and was issued 37,895 shares of the Company's common stock.

- In March 2000, a former officer/employee exercised options in a cashless transaction and was issued 189,578 shares of the Company's common stock.

- In March 2000, the 100,000 options issued to two consultants that were repriced in 1999, were revalued at $213,500 using the Black-Scholes pricing model, with a corresponding charge to operations of $146,400.

NOTE 6 - SUBSEQUENT EVENTS.

- In April 2000, the Company issued 204,268 shares of common stock upon the conversion of debentures.

- In April 2000, an employee exercised options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.09 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.

         This document includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, risks attending litigation and government investigation, inability to raise additional capital or find strategic partners, leverage and debt service, governmental regulation, dependence on key personnel, competition, including competition from other manufacturers of gun locks, costs and risks attending manufacturing, expansion of operations, market acceptance of the Company's products, limited public market and liquidity, shares eligible for future sale, the Company's common stock being subject to penny stock regulation and other risks detailed in the Company's filings with the United States Securities and Exchange Commission ("SEC" or "Commission").

RESULTS OF OPERATIONS.

         The Company, through its subsidiary, Saf T Lok Corporation, a Florida corporation, ("STL"), designs, develops, manufactures and distributes patented and proprietary safety locks for handguns. There are two designs, the Saf T Lok-Registered Trademark- Grip Lock, which fits many types of standard handguns, and the Saf T Lok-Registered Trademark- Magazine Lock, which fits many types of handguns using ammunition magazines. The Company currently conducts its own distribution, through retail stores, the internet and direct sale to law enforcement authorities. In the first quarter of 2000, most of the Company's sales revenues were derived from sales to the law enforcement community, although additional markets, methods of distribution and third party distributors continue to be developed.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     REVENUES.

         The Company's total sales for the quarter ending March 31, 2000 were $23,843, compared to $49,416 in the first quarter of 1999. Purchases by law enforcement authorities made up nearly all of the first quarter sales in both years. The difference between the two quarterly sales revenues is largely a matter of timing. The Company did not participate in any major gun shows in the first quarter of 2000, so there were fewer sales opportunities. Nevertheless, charges for attendance at several shows scheduled for later in 2000 were paid in the first quarter. Gross profits for the first quarter of 2000 were $15,812, or 66% of sales, while the first three months of 1999 showed a gross profit of $23,363, with a 47% margin. Thus, while the amount sold decreased from last year, the return on each unit sold increased. The increase in gross profit margin is due to a slight increase in direct retail sales and a greater portion of total sales at retail, rather than wholesale, prices this past quarter over the same period last year.

         Although total revenues were lower in the first quarter of 2000, because fewer sales to law enforcement agencies were completed than in the same period last year, the Company does not believe that this necessarily represents a downward trend. In the first quarter of 1999, the Company sold its products to the retail market through a third party distributor at reduced prices. This distribution contract was terminated last year. In addition to sales through gun dealers and gun shops, the Company now sells directly to retail customers, usually at list price, and is actively seeking to expand such market. In addition, sales to federal, state and local police and other law enforcement agencies-who purchase, collectively, more than 500,000 police guns a year-are continuing.

         Nevertheless, the Company's products compete with lock boxes, trigger locks, cable locks, ring locks and the evolving smart guns. Many of these products are more widely known and less expensive than the Company's products. In addition, the Company notes that nearly all gun manufacturers include a trigger lock when shipping handguns to customers. These trigger locks are not Company products and may negatively impact the market for the Grip Lock and the Magazine Lock, since gun owners may not choose to supplement the included safety equipment. Finally, while the Company believes that there are no generally available comparable products on the current market at a similar price, it nevertheless expects competitors to attempt development of similar products, possibly reducing the Company's sales or profit margins or both.

     EXPENSES.

         In first quarter 2000 versus first quarter 1999, total expenses were increased by approximately $964,850 for two primary reasons:

   - Increased selling, general & administrative expenses due to costs associated with the Company's 6% convertible debentures, and increased legal fees; and

    - Increased compensation and service expenses related to the issuance of stock and the issuance and exercise of stock options.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES.

         The Company's selling, general and administrative expenses increased by $218,505 because:

    - the Company had $208,096 in costs in the first quarter of 2000 relating to conversion of its 6% convertible debentures (there were no such costs in the first quarter of 1999 because the debentures were first issued in the latter half of the year);

    - the Company's legal costs associated with European patent and trademark protection were significantly higher, although the Company does not anticipate further costs in this regard in the foreseeable future;

    - the Company's legal costs associated with the Securities and Exchange Commission's (SEC's) investigation increased; and

    - the Company increased its legislative lobbying efforts in the gun-safety arena, to take advantage of the recent upsurge in public attention to this issue - with corresponding increases in the costs of the travel, meals and entertainment, from approximately $16,300 in the first quarter of 1999 to approximately $28,000 during the first three months of 2000.

         STOCK AND OPTIONS EXPENSES.

         The Company's expenses related to the issuance of common stock and the issuance and exercise of stock options related to current and former employees and consultants was $773,272 in the first quarter of 2000, an increase of $737,334 over the same period in 1999. This increase occurred primarily because:

    - a significantly greater number of options were exercised in the first quarter of 2000 than in the same period one year earlier; and

    - a Black-Scholes valuation of the repriced options to consultants resulted in a charge of $146,400.

         COST REDUCING EFFORTS.

          In other categories, however, the Company has attempted to reduce expenses during the past year. For example, the cost of bank charges went down more than 60%, over 75% of general office expenses were eliminated, and the work force was decreased by six employees, with corresponding savings to the Company in salaries, benefits and taxes in the first quarter of 2000 over the same period last year.

         Even though the various expenses incurred in the first quarter of 1999 and 2000 differ, the Company believes that a direct comparison between quarters may not be the most accurate way of assessing the Company's financial status, since many expenses, such as professional fees, marketing costs and taxes, may be charged at different times over the course of a year, thus skewing a quarterly comparison.

     LIQUIDITY AND SOURCES OF CAPITAL.

         The Company ended the first quarter of 2000 with a cash balance of $418,535 and accounts receivable of $67,466, against current liabilities of $214,651. On the quarter ending March 31, 1999, the Company had a cash balance of $44,430 and accounts receivable of $82,106 (including an allowance for doubtful accounts) against then-current liabilities of $650,453. This improvement in the Company's finances is due to the influx of cash received from the sale of the 6% convertible debentures in the latter part of 1999 through the first quarter of 2000.

         During the first quarter of 2000, $86,000 was paid to the Company upon exercise of options by Company employees, former employees and other individuals. As of March 31, 2000, options to purchase approximately 2.7 million shares of common stock remained unexercised and unexpired. If all such options were exercised, the Company would receive proceeds of approximately $3.5 million. In addition, 214,725 warrants were outstanding as of March 31, 2000, which would provide approximately $85,031 in proceeds to the Company if all were exercised.

         The Company's inventory at the close of the first quarter of 2000 was valued at $2,338,373, which is largely unchanged from the first quarter of 1999 value of $2,322,708. Liabilities include accounts payable, accrued salaries and taxes and amounts due on the Company's convertible debentures. These debentures are valued at $475,000, and make up nearly 69% of liabilities, while accrued salaries, taxes and expenses amount to $177,019, or over 25%. Accounts payable at March 31, 2000 were $37,632, a reduction from the previous March 31 high of $243,951. Part of this reduction reflects the Company's efforts to conserve cash by reducing accounts payable through issuance of stock and stock options in payment for goods and services in lieu of cash to many of its creditors.

     CONTEMPLATED STRATEGIC ALLIANCES.

         As Company sales have not yet reached a level sufficient to sustain operations, the Company intends to seek a strategic alliance to provide either an immediate revenue stream or the marketing expertise to help increase sales revenues to a self-sustaining, profitable level, or both. To effectuate this plan, the Company has engaged the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. ("FB&R") for a period of one year. While the Company will look to FB&R for advice about potential mergers, acquisitions and similar business combinations, there can be no assurances that any transactions will result.

     QUALIFICATIONS.

         Notwithstanding the Company's intended plan to seek strategic partnerships, if sales revenues do not increase sufficiently by mid-2000, and no alliances are forged, the Company will need to obtain additional working capital. Reflecting this, a going concern qualification was included in the report of the independent auditors reviewing the Company in connection with filing of its Annual Report on Form 10-KSB for 1999, filed with the SEC. The underlying causes resulting in the auditor's "going concern" qualification have continued in the first quarter of 2000.

     SALE OF DEBENTURES.

         The Company expects to undertake additional sales of its 6% convertible debentures to raise sufficient capital to continue operations for the remainder of the year. In this manner, it expects to be able to make up for the expected shortfall between the cost of operations and sales revenues. SEE "Changes in Securities and Use of Proceeds-Common Stock-6% Convertible Debentures."

      ANTICIPATED MATERIAL EXPENSES.

         The Company does not anticipate any unusual material expenses separate from its ordinary operating expenses and did not incur any during the first quarter of 2000. However, should the Company succeed in forming a strategic business combination it could incur significant costs related to consummation of such transaction, including increased professional fees for attorneys, financial advisors, accountants and other consultants.

     CAPITAL RESOURCES AND EXPENDITURES.

         The Company expects to invest approximately $100,000 in tooling on magazine lock model variations during 2000. No other substantial capital expenditures are anticipated during the fiscal year.

                                    PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On July 24, 1998, August 27, 1998, and October 20, 1998, three class action lawsuits were filed against the Company, Mr. Brooks and the Company's former President and CEO, John Gardner, in the United States District Court for the Southern District of Florida. The three suits allege violations of the federal securities laws and, more specifically, that the Company and its officers made misrepresentations or failed to disclose material information about a development agreement with Semiconductor Laser International Corporation and a highly favorable research report issued by Woodward Trading Company. Settlement of the case was announced in the summer of 1999, and includes an $850,000 payment to the plaintiffs, paid by the Company's insurer. The Company will bear all legal costs of the suits directly, and consistent with its Articles of Incorporation, will indemnify Messieurs Brooks and Gardner to the fullest extent permitted. Final judgment, including approval of the settlement, was entered on February 14, 2000, ending the suits for all but the three individuals who opted out of the plaintiff class. These individuals are not precluded from bringing individual claims against the Company, but will not share in the settlement. The Company is unable to speculate on what, if any, actions these individuals may take in the future.

         On May 29, 1998 the Company received notice of an informal inquiry by the SEC Division of Enforcement concerning activities between January 1, 1996 and May 29, 1998 and focusing on the Company's description of the terms of retail sales distribution arrangements. The Company complied with all document production requests and Mr. Brooks appeared for subpoenaed testimony on February 18, 1999. At that time the

Company received a copy of the Commission's Order Directing Private Investigation and Designating Officers to Take Testimony dated September 22, 1998, File No. HO-3451, citing possible violations of the Federal Securities Laws by Company management over an extended period. While it is too early to speculate on the outcome of this investigation, or its potential impact on the Company's business, the Company has not been asked to respond to the allegations through a "Wells" submission, nor has any action or litigation been instituted. The Company's insurance carrier has denied coverage of defense costs related to this investigation.

         On March 28, 2000, Winner Holding LLC, Winner Club LLC and James E. Winner Jr. (collectively, "Winner") filed a complaint against the Company and Mr. Brooks in the United States District Court for the Western District of Pennsylvania (Case No. 00-610). The suit arises from discussions between the parties regarding a possible merger. Winner's complaint purports to allege, among other things, causes of action for breach of contract, fraud, negligent misrepresentation and breach of duty to negotiate in good faith, and seeks compensatory damages in excess of $75,000 for each cause of action. Winner is also seeking a permanent injunction preventing the Company from being acquired by another party, as well as punitive damages of at least $5,000,000. The Company intends to defend the suit vigorously, and believes that available documentary evidence demonstrates that the Company was not legally obligated to Winner. The Company has notified its insurance carriers of the filing of the Winner Complaint to determine whether such carriers will provide either indemnity or a defense. Pursuant to its Articles of Incorporation, the Company will provide Mr. Brooks with counsel and indemnify him in connection with the action to the fullest extent permitted. The Company recently filed a motion in the District Court to dismiss the case without prejudice based on improper venue, or alternatively, for change of venue to Palm Beach County, Florida.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK.

     6% CONVERTIBLE DEBENTURES.

         Approximately 49% of the common stock issued by the Company in the first quarter of 2000 was prompted by conversion of the 6% convertible debentures ("Debentures") sold in the fourth quarter of 1999.

         DESCRIPTION OF DEBENTURES.

         The Company's Debentures that were converted in the first quarter of 2000 bear interest at the rate of 6% per year, which may be paid by the Company in cash or by the issuance of common stock. The debentures mature on various dates in 2001. Upon conversion, and at the holder's option, the outstanding principal amount of the debentures, and any accrued but unpaid interest thereon may be converted into common stock at a 25% discount from market price, subject to a minimum conversion price of $.70 per share and a maximum conversion price of $2.00 per share. In the event that the Debentures are not converted prior to maturity, the Company has the option of paying the accrued interest in cash or shares of common stock. At maturity, the Debenture holder has the option of receiving cash or shares of common stock for the principal value of the Debenture. The Debenture certificates bear restrictive legends addressing the transferability of the Debentures and the underlying common stock.

         CONVERSION BY HOLDERS.

         Holders of the Company's Debentures converted an aggregate of $850,000 worth of these Debentures for 658,656 shares of the Company's common stock in the first quarter of 2000. An additional interest payment of 8,666 shares was also issued to the converting Debenture holders.

         COMMISSIONS.

         The Debentures were sold through J.P. Carey Securities, Inc., ("Carey") and Alexander Westcott Inc. ("Alexander") during fiscal year 1999. In connection with the sales, Alexander was issued 37,500 shares of the Company's common stock in the first quarter of 2000, while Carey and its business partners, were issued an aggregate of 95,000 shares of common stock. The Debentures and compensatory shares were issued in reliance upon the exemption from registration afforded by
Section 4(2) of the Securities Act (a "Section 4(2) Exemption"). The registration statements covering the common stock issuable upon conversion of the debentures and the compensatory shares became effective in the third quarter of 1999 and the first quarter of 2000.

     EXECUTIVE AND EMPLOYEE COMPENSATION.

         The value of the common stock and options thereon associated with current and former employee and/or executive compensation was approximately $612,472. In January 2000, a former employee canceled 5,000 options, while another former officer/employee exercised options to purchase 110,000 shares of the Company's common stock at $ .10 per share. These options were originally granted in connection with legal settlements. In February 2000, pursuant to the Company's 1993 Stock Option Plan, two directors were issued 5,000 options each, at a price of $2.50 per share. In March 2000, an employee exercised options in a cashless transaction and was issued 37,895 shares of the Company's common stock.

     OFF-SET OF EXPENSES.

         In January 2000, the Company issued 9,872 options to a consultant at an exercise price of $.01 per share in lieu of cash payment for consulting services valued at $14,400. The same consultant was issued an additional 9,600 options at an exercise price of $1.50 per share in connection with the consulting services provided. These issuances were pursuant to a Section 4(2) exemption.

         In February 2000, the Company issued 200,000 shares of unregistered common stock pursuant to a Section 4(2) Exemption to a vendor to pay off accumulated charges totaling $183,009 for goods and services. In March 2000, two consultants exercised options to purchase 30,000 shares of the Company's common stock at $2.50 per share.

     PRODUCT LIABILITY.

         The Company has experienced no product liability claims to date and is unaware of any incident that would lead to a product liability action against the Company. The Company maintains total product liability insurance of $3,000,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On February 7, 2000, the Company held its annual meeting of shareholders. At the annual meeting, a total of 13,092,618 shares were present in person or by proxy. At this meeting:

    - Franklin W. Brooks, Jeffrey W. Brooks, William M. Schmidt, Dennis W. DeConcini and James V. Stanton were reelected to serve on the Company's board of directors. The number of votes cast in connection with the election of directors was 12,982,370 (for), 301,141 (against) and 109,248 (abstain); and

    - Company shareholders approved an increase in the number of authorized shares of common stock from 20 million shares to 30 million shares. The number of votes cast in connection with the amendment was 12,761,039
         (for), 1,000 (against) and 30,438 (abstain).

         The additional authorized shares will be available for issuance at the direction of the board of directors, without further shareholder action, for capital raising purposes, strategic alliances and other purposes deemed by the board to be in the best interest of the shareholders.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


      Exhibit No.                        Description of Exhibit

               3.1 Articles of Incorporation, as amended (incorporated herein by reference to the Company's Form S-1 filed with the SEC on February 17, 1998).

               3.2 Articles of Amendment (incorporated by reference to the Company's Annual Report on Form 10-KSB, as filed with the SEC on April 14, 2000).

               3.3 By-Laws, as amended (incorporated by reference to the Company's Annual Report on Form 10-KSB, as filed with the SEC on May 13, 1998).

               4.1 Form of 6% Convertible Debenture (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 1999).

              10.1     Agency Agreement between the Company and Alexander,
                       Westcott & Co., inc. dated April 20, 1999
                       (incorporated by reference to the Company's Quarterly
                       Report on Form 10-QSB for the quarter ended June 30, 1999, as filed with the SEC).

              10.2     Letter Agreement between the Company and Alexander,
                       Westcott & Co., Inc. dated July 8, 1999 (incorporated by reference to the Company's Quarterly Report on Form
                       10-QSB for the quarter ended June 30, 1999, as filed with the SEC).

              10.3     Letter Agreement between the Company and Alexander,
                       Westcott & Co., Inc. dated July 8, 1999 (incorporated by reference to the Company's Quarterly Report on Form
                       10-QSB for the quarter ended June 30, 1999, as filed with the SEC).

              10.4     Placement Agency Agreement between the Company and J.
                       P. Carey Securities, Inc. dated December 30, 1999
                       (incorporated by reference to the Company's Current
                       Report on Form 8-K filed with the SEC on June 4,
                       1999).

              10.5     Form of Securities Purchase Agreement relating to the
                       Company's Debenture offering through J. P. Carey
                       Securities, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 1999).

              10.6     Form of Registration Rights Agreement relating to the
                       Company's Debenture offering through J. P. Carey
                       Securities, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 1999).

              19.1 Definitive Proxy Statement Pursuant To Section 14(A) of the Securities Exchange Act of 1934, filed with the SEC on January 3, 2000.

              27.1     Financial Data Schedule (filed herewith).

CURRENT REPORTS ON FORM 8-K.

         The Company filed one current report on Form 8-K during the first quarter of 2000. On April 4, 2000, the Company filed a current report on Form 8-K reporting that it had been served with a civil complaint.

                              PART III SIGNATURES.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SAF T LOK INCORPORATED

Date: May 22, 2000                  by:

                                          /s/ Franklin W. Brooks
                                          --------------------------------------
                                          Franklin W. Brooks, Chairman,
                                          President, Chief Executive officer