Form 10QSB
period 2000-06-30
SAF T LOK INC
filed 2000-08-10
CIK 902056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                          COMMISSION FILE NO.: 1-11968

                             SAF T LOK INCORPORATED
             (exact name of registrant as specified in its charter)

                  FLORIDA                             65-0142837
        (STATE OR OTHER JURISDICTION         (IRS EMPLOYER IDENTIFICATION
              OF INCORPORATION)                         NUMBER)


             1101 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA 33407
                    (Address of principal executive offices)

                                 (561) 478-5625
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days. Yes  X    No
                                      ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          COMMON STOCK, $.01 PAR VALUE

                                      Class

                                   15,689,581
                         Outstanding at August 10, 2000

                                              SAF T LOK INCORPORATED.
                                               INDEX FOR FORM 10-QSB

PART I FINANCIAL INFORMATION........................................................................................   1

Item 1. Financial Statements........................................................................................   1

Saf T Lok Incorporated and Subsidiaries Consolidated Balance Sheets as of June 30, 2000
and 1999 (Unaudited)................................................................................................   1

Saf T Lok Incorporated and Subsidiaries Consolidated Statements of Operations for the Two
Quarters Ended June 30, 2000 and 1999 (Unaudited)...................................................................   2

Saf T Lok Incorporated and Subsidiaries Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 2000 and 1999 (Unaudited).....................................................................   3

Saf T Lok Incorporated and Subsidiaries Notes To Consolidated Financial Statements for the
Quarters Ending June 30, 2000 and 1999 (Unaudited)..................................................................   4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   6

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION..........................................................   6

Results of Operations...............................................................................................   6

Three Months and Six Months Ended June 30, 2000 Compared to Three Months and Six Months Ended June 30, 1999.........   6

Revenues ...........................................................................................................   6

Expenses ...........................................................................................................   6

Liquidity and Sources of Capital....................................................................................   9

Contemplated Strategic Alliances....................................................................................   9

Qualifications......................................................................................................   9

Sale of Debentures..................................................................................................   9

Anticipated Material Expenses.......................................................................................   9

Capital Resources and Expenditures..................................................................................   9

PART II   OTHER INFORMATION.........................................................................................   9

Item 1. Legal Proceedings...........................................................................................  10

Item 2. Changes in Securities and Use of Proceeds...................................................................  10

Common Stock........................................................................................................  10

6% Convertible Debentures...........................................................................................  10

Item 3. Defaults Upon Senior Securities.............................................................................  11

Item 4. Submission of Matters to a Vote of Security Holders.........................................................  11

Item 5. Other Information...........................................................................................  11

Item 6. Exhibits and Reports on Form 8-K............................................................................  11

Current Reports On Form 8-K.........................................................................................  11

PART III SIGNATURES.................................................................................................  11

                                                      PART I
                                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                     SAF T LOK INCORPORATED AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000 AND 1999(UNAUDITED)

                                                                                               2000                 1999
                                                                                           ------------          ------------
                                     ASSETS
                                     ------
CURRENT ASSETS

Cash in bank                                                                               $    402,389          $    269,410
Accounts receivable                                                                              45,166               125,318
Note receivable                                                                                  22,572                22,371
Inventories                                                                                   2,354,900             2,368,846
Prepaid expenses                                                                                 62,367                57,731
                                                                                           ------------          ------------
   TOTAL CURRENT ASSETS                                                                       2,887,394             2,843,676
                                                                                           ------------          ------------

PROPERTY AND EQUIPMENT, LESS
ACCUMULATED DEPRECIATION                                                                      1,071,501             1,171,373
                                                                                           ------------          ------------

OTHER ASSETS

Patents (less accumulated amortization)                                                         268,805               289,942
Note receivable, less current portion                                                           114,740               135,248
Other assets                                                                                    146,001                 9,016
                                                                                           ------------          ------------
   TOTAL OTHER ASSETS                                                                           529,546               434,206
                                                                                           ------------          ------------
   TOTAL                                                                                   $  4,488,441          $  4,449,255
                                                                                           ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:

Accounts payable                                                                           $     67,205           $   234,759
Accrued expenses                                                                                 28,155                24,556
                                                                                           ------------          ------------
   TOTAL CURRENT LIABILITIES                                                                     95,360               259,315

DEBENTURES PAYABLE                                                                              925,000
                                                                                           ------------          ------------
   TOTAL LIABILITIES                                                                          1,020,360               259,315
                                                                                           ------------          ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value, 30,000,000 shares authorized, 15,689,581 and 13,459,261
shares listed and outstanding, in 2000 and 1999, respectively                                   156,897               134,592
Paid-in-capital                                                                              29,053,102            25,523,862
Other equity reductions                                                                                              (303,285)
Accumulated deficit                                                                         (25,741,918)          (21,165,229)
                                                                                           ------------          ------------

   TOTAL SHAREHOLDERS' EQUITY                                                                 3,468,081             4,189,940
                                                                                           ------------          ------------

   TOTAL                                                                                   $  4,488,441          $  4,449,255
                                                                                           ============          ============

                     SAF T LOK INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2000 AND 1999 (UNAUDITED)

                                                               Three Months                            Six Months
                                                              Ended June 30,                         Ended June 30,
                                                      ------------------------------         -------------------------------
                                                          2000                1999               2000                1999
                                                      ------------------------------         -------------------------------
Sales                                                 $    10,687         $    81,393        $    34,530         $   130,809

Cost of sales                                               8,304              48,704             16,335              74,758
                                                      -----------         -----------        -----------         -----------

Gross profit                                                2,383              32,689             18,195              56,051

Selling, general and
 administrative expenses                                1,020,961             448,195          1,670,538             879,267

Stock, options and warrants issued for
 compensation and services                                (70,731)            754,294            702,541             790,232

Depreciation and amortization                              77,998              85,211            152,396             150,598

Other income                                                6,922              12,578             17,473              21,884
                                                      -----------         -----------        -----------         -----------

   NET LOSS                                           $(1,018,923)        $(1,242,433)       $(2,489,807)        $(1,742,162)
                                                      ===========         ===========        ===========         ===========


LOSS PER COMMON SHARE                                 $     (0.07)        $     (0.09)       $     (0.16)        $     (0.13)
                                                      ===========         ===========        ===========         ===========

Weighted average number of
  common shares outstanding                            15,606,646          13,737,457         15,118,846          13,725,472
                                                      ===========         ===========        ===========         ===========

                     SAF T LOK INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

                                                                                                2000               1999
                                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                                                    $ (2,489,807)      $ (1,742,162)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Depreciation and amortization                                                                    152,396            150,598
Non cash compensation to directors and officers
 and former employees                                                                            524,941            662,719
Non cash consulting fees                                                                          42,600
Issuance of stock for services                                                                   135,000             35,938
Issuance of stock for compensation                                                                                   91,575
Issuance of stock for interest paid upon conversion of
 debentures                                                                                       20,125
Interest expense for beneficial conversion of debentures                                         218,750
Issuance of stock for settlement of accounts payable                                             183,009
Write-off of obsolete inventory                                                                   (6,573)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                                        45,218            (65,722)
Decrease in other assets                                                                                                721
(Increase) decrease in prepaid expenses                                                           (3,815)            99,136
Increase in inventories                                                                          (26,158)           (10,864)
(Decrease) in accounts payable                                                                  (280,082)          (136,773)
(Decrease) in accrued liabilities                                                                (89,751)          (257,385)
                                                                                            ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                                                         (1,574,147)        (1,172,219)
                                                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on note receivable                                                              10,973              8,965
Stock issued for payment of equipment                                                           (132,400)
Payments for purchase of equipment                                                               (15,223)           (50,097)
                                                                                            ------------       ------------

NET CASH USED BY INVESTING ACTIVITIES                                                           (136,650)           (41,132)
                                                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debentures                                                                           875,000
Issuance of stock for fees related to debentures                                                 232,696
Issuance of stock upon exercise of options                                                        96,900            244,100
Increase in deferred interest                                                                    (86,991)
Issuance of stock upon exercise of warrants, net of
related costs                                                                                                     1,305,000
Purchase of warrants                                                                                               (500,000)
                                                                                            ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      1,117,605          1,049,100
                                                                                            ------------       ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                 (593,192)          (164,251)

Cash and equivalents at beginning of year                                                         995,581            433,661
                                                                                               ----------         ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                                          $  402,389         $  269,410
                                                                                               ==========         ==========

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:

Cash payments for interest                                                                     $  101,103          $   8,956
                                                                                               ==========         ==========

                     SAF T LOK INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10KSB for the year ended December 31, 1999. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1999, has been omitted. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of results for the entire year ending December 31, 2000. Certain items in the June 30, 1999 financial statements have been reclassified for comparative purposes. These reclassifications have no effect on the 1999 net loss or shareholders equity.

NOTE 2 - INVENTORIES

                                                                                                  2000               1999
                                                                                               ----------         ----------
Inventories are comprised of the following as of June 30, 2000 and 1999:

Finished goods                                                                                 $  360,890         $  382,118
Raw materials                                                                                   1,972,172          1,936,728
Supplies                                                                                           21,838             50,000
                                                                                               ----------         ----------
                           TOTAL                                                               $2,354,900         $2,368,846
                                                                                               ==========         ==========

NOTE 3 - PREPAID EXPENSES

                                                                                                  2000               1999
                                                                                               ----------         ----------
Prepaid expense is comprised of the following as of June 30, 2000 and 1999:

Deposits on tooling                                                                            $   15,457         $   36,357
Prepaid insurance                                                                                  36,668             21,374
Prepaid rent                                                                                        8,583
Prepaid other                                                                                       1,659
                                                                                               ----------         ----------
                           TOTAL                                                               $   62,367         $   57,731
                                                                                               ==========         ==========

                     SAF T LOK INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 4 - PROPERTY AND EQUIPMENT


                                                                                                  2000               1999
                                                                                               ----------         ----------

Property and equipment are comprised of the following as of June 30, 2000 and 1999:

Equipment                                                                                     $   225,578        $   481,228
Furniture and fixtures                                                                             25,694             55,423
Tool and die                                                                                    1,709,053          1,530,764
Leasehold improvements                                                                             13,189             23,526
                                                                                              -----------        -----------
                           TOTAL                                                              $ 1,973,514        $ 2,090,941


Less accumulated depreciation                                                                     902,013            919,568
                                                                                              -----------        -----------
                           TOTAL                                                              $ 1,071,501        $ 1,171,373
                                                                                              ===========        ===========

NOTE 5 - SHAREHOLDERS' EQUITY

In April 2000, an employee exercised options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.09 per share.

In April 2000, $350,000 of Debentures and $5,889 of accrued interest were converted into 204,268 shares of the Company's common stock.

In May 2000, in accordance with the agreements governing the issuance of the Company's 6% convertible debentures, $88,750 was paid for fees associated with the agreement.

In June 2000, $75,000 of Debentures and $2,502 of accrued interest were converted into 80,653 shares of the Company's common stock.

In June 2000, in accordance with the agreements governing the issuance of the Company's 6% convertible debentures, 43,750 shares of the Company's common stock valued at $1.34375 per share were issued for fees associated with the agreement.

As of June 30, 2000, 100,000 options issued to two consultants that were repriced in 1999, were revalued from $213,500 to $119,400 using the Black-Scholes pricing model, with a corresponding reduction in stock options issued for compensation and services of $94,100 during the quarter.

During the quarter ending June 30, 2000, 100,000 options that were originally issued to two consultants on March 3, 1997 at a price of $2.50 were repriced at $1.25 per share. The repricing created variable options, which decreased in value by $24,100 using the Black-Scholes pricing model, with a corresponding reduction in stock options issued for compensation and services.

During the second quarter the Company issued $875,000 of convertible debentures with a beneficial conversion feature of twenty percent. In accordance with the Financial Accounting Standards Board's Emerging Issue Task Force No. 98-5, the imbedded beneficial conversion feature should be recognized and measured allocating a portion of the proceeds equal to the intrinsic value of that feature to paid-in capital. In addition, the recorded discount equal to the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the earliest date the debenture holder can convert the debenture. Accordingly, the Company has recorded paid-in capital and interest expense of $218,750 related to the beneficial conversion feature of the debentures issued in May 2000.

In June 2000, the Company paid a non-refundable advisory fee of $250,000 to an investment banking firm in connection with their consulting services and their attempt to find a strategic alliance partner.

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

RESULTS OF OPERATIONS.

The Company, through its subsidiary, Saf T Lok Corporation, a Florida corporation, ("STL"), designs, develops, manufactures and distributes patented and proprietary safety locks for handguns. There are two designs, the Saf T Lok-Registered Trademark- Grip Lock, which fits many types of standard handguns, and the Saf T Lok-Registered Trademark- Magazine Lock, which fits many types of handguns using ammunition magazines. The Company currently conducts its own distribution, through retail stores, the internet and direct sale to law enforcement authorities. In the second quarter of 2000, most of the Company's sales revenues were derived from sales to the law enforcement community, although additional markets, methods of distribution and third party distributors continue to be developed.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES.

The Company's total sales for the quarter ending June 30, 2000 were $10,687, compared to $81,393 in the quarter ending June 30, 1999. Purchases by law enforcement authorities made up nearly all of the sales in both quarters. The difference between the two quarterly sales revenues is largely a matter of timing. Gross profits for the quarter ending June 30, 2000 were $2,383, or 22% of sales, while the quarter ending June 30, 1999 showed a gross profit of $32,689, with a 40% margin. Gross profit margins for the quarter ending June 30, 2000 were lower than the same quarter of 1999 mainly because of disproportionately higher credits of $3,339 from past sales falling into this period with revenues of $14,026.

The Company continues to focus its marketing efforts towards law enforcement by attendance at the major national and several regional law enforcement trade shows.

Total revenues were lower in the quarter ending June 30, 2000, because fewer sales to law enforcement agencies were completed than in the same period last year. In addition to some sales through gun dealers and gun shops, the Company sells directly to retail customers, usually at list price, and is actively seeking to expand such market. Federal, state and local police and other law enforcement agencies purchase, collectively, more than 500,000 guns a year.

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

EXPENSES.

         Total expenses for the three months ending June 30, 2000 were $1,028,228 as compared to total expenses of $1,287,700 for the three months ending June 30, 1999. The decrease of approximately $259,472 is mostly attributable to the items described in the selling, general and administrative and the stock and option expense sections below.

       SELLING, GENERAL & ADMINISTRATIVE EXPENSES.

           The selling, general and administrative portion of the expenses for the quarter ending June 30, 2000 were $1,020,961 as compared to $448,195 for the quarter ending June 30, 1999, an increase of $572,766.

           Included   in  this   difference   were   several   unusually   large
           non-operating expenses in the quarter ending June 30, 2000 and a large credit in the quarter ending June 30, 1999.

                - In the quarter ending June 30, 1999 the Company realized an unusual one-time credit of $165,000 as a result of the reversal of commissions that were due to a consultant before termination of the Distribution Agreement with United Safety Action Inc.

                - Interest expense for the quarter ending June 30, 2000 was $310,600 as compared to $452 for the quarter ending June 30, 1999. The interest expense for the current quarter relates to the amortization of commissions and interest and the conversion discount feature of the debentures issued in the quarter ending December 31, 1999 and the quarter ending June 30, 2000. There were none of these expenses related to debentures in the quarter ending June 30, 1999.

                - Professional fees of $250,000 were paid in the quarter ending June 30, 2000 to the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. (See "Contemplated Strategic Alliances").

           Major differences in the operating portion of the selling, general and administrative expenses for the two periods are:

               - The Company's legal costs associated with patent and trademark protection were significantly lower in the quarter ending June 30, 2000 mainly because of the timing of the filing of new patents in the United States and Europe. Other legal expenses of a general nature and expenses due to the Company's defense of the now concluded class action securities suit were lower but were offset by increased legal expenses due to the Securities and Exchange Commission's (SEC's) investigation and the suit brought by the Winner Company. Overall, for the quarter ending June 30, 2000 legal costs decreased by approximately $70,255 over the same period in 1999.

                - Research and development expenses for the quarter ending June 30, 2000 were lower by approximately $26,474 than the same period last year due mainly to the timing of activities related to the completion of new models of the magazine lock.

                - Workers compensation insurance and payroll taxes for the quarter ending June 30, 2000 were lower by approximately $18,325 than the same period last year as there were fewer assembly employees.

           Comparison of the operating portions of the selling, general and administrative expenses for the quarter ending June 30, 2000 with the quarter ending June 30, 1999 results in the quarter ending June 30, 2000 actually decreasing by approximately $127,527 due primarily to the matters described above.

       ISSUANCE OF STOCK AND STOCK OPTION EXPENSES.

         The Company's expenses related to the issuance of common stock and the issuance and exercise of stock options related to current and former employees and consultants was a credit of approximately $70,731 in the quarter ending June 30, 2000, as compared to an expense of $754,294 over the same period in 1999. This credit for the quarter ending June 30, 2000 as compared to an expense for the same period one year earlier occurred primarily because of the Black-Scholes valuation of the repriced options to consultants and the amortization of deferred compensation as the result of a previous grant of stock options. The Black-Scholes valuation is performed each quarter and the calculation is influenced by the current market value of the stock. Since the market value for the quarter ending June 30, 2000 is lower than the same period last year the resulting calculation was lower resulting in a credit, which more than offset the amortization charge.

         Net loss for the quarter ending June 30, 2000 was $(1,018,923) or $(0.07) per share as compared to a loss of $(1,242,433) or $(0.09) per share for the quarter ending June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999


         REVENUES

         The Company's total sales for the six months ending June 30, 2000 were $34,530, compared to $130,809 for the six months ending June 30, 1999. Purchases by law enforcement authorities made up nearly all of the sales in both periods. The difference between the two quarterly sales revenues is largely a matter of timing. Gross profits for the six months ending June 30, 2000 were $18,195, or 52% of sales, while the six months ending June 30, 1999 showed a gross profit of $56,051, with a 42% margin. Gross profit margins for the six months ending June 30, 2000 were higher than the six months ending June 30, 1999 mainly because of higher price discounting in the six months ending June 30, 1999.

         EXPENSES.

         Total expenses for the six months ending June 30, 2000 were $2,525,475 as compared to total expenses of $1,820,097 for six months ending June 30, 1999. The difference of $705,378 is mostly attributable to the items described in the selling, general and administrative and the stock and option expense sections below.

       SELLING, GENERAL & ADMINISTRATIVE EXPENSES.

       The selling, general and administrative portion of the expenses for the six months ending June 30, 2000 were $1,670,538 as compared to $879,267 for the six months ending June 30, 1999, an increase of $791,271.

           Included   in  this   difference   were   several   unusually   large
           non-operating expenses in the quarter ending June 30, 2000 and a large credit in the quarter ending June 30, 1999.

               - In the quarter ending June 30, 1999 the Company realized an unusual one-time credit of $165,000 as a result of the reversal of commissions that were due to a consultant before termination of the Distribution Agreement with United Safety Action Inc.

               - Professional fees of $250,000 were paid in the quarter ending June 30, 2000 to the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. (See "Contemplated Strategic Alliances"). There were no such professional fees in the six months ending June 30, 1999.

               - Interest expense of $518,696 from the sale of convertible debentures and the conversion of debentures in the six months ending June 30, 2000 as compared to interest expenses of only $538 for the six months ending June 30, 1999.

           Major differences in the operating portion of the selling, general and administrative expenses for the two periods are:

               - Expenses due to the Company's defense of the now concluded class action securities suit were lower but were offset by lesser increases in legal expenses due to the Securities and Exchange Commission's (SEC's) investigation and the suit brought by the Winner Company. Overall, legal costs for six months ending June 30, 2000 decreased by approximately $16,631 over the same period in 1999.

               - Research and development expenses for the six months ending June 30, 2000 were lower by approximately $32,188 than the same period last year due mainly to the timing of activities related to the completion of new models of the magazine lock.

               - Consultant, Professional and Accounting fees for the six months ending June 30, 2000 were lower by approximately $39,626 as less of these services were utilized than in the same period in 1999.

               - Marketing expenses during the six months ending June 30, 2000 were lower by approximately $73,185 over the same period in 1999. Major expenses of $50,888 in the six months ending June 30, 1999 were related to the use of marketing and public relations consultants who were not used in the six months ending June 30, 2000. The six months ending June 30, 1999 also had higher expenses of approximately $26,808 in complimentary samples as the Company heavily promoted the new magazine lock models.

           Comparison of the six months ending June 30, 2000 with the six months ending June 30, 1999 results in the six months ending June 30, 2000 operating portion of the selling, general and administrative expenses actually decreasing by approximately $159,252 due primarily to the matters described above.

       ISSUANCE OF STOCK AND STOCK OPTION EXPENSES.

       The Company's expenses related to the issuance of common stock and the issuance and exercise of stock options related to current and former employees and consultants for the six months ending June 30, 2000 was $87,691 lower than in the six months ending June 30, 1999. This was due mainly to the credit of approximately $70,731 in the quarter ending June 30, 2000. This credit is explained above in the analysis of the quarter ending June 30, 2000.

       Net loss for the six months ending June 30, 2000 was $(2,489,807) or $(0.16) per share as compared to a net loss of $(1,742,162) or $(0.13) per share for the six months ending June 30, 1999.

LIQUIDITY AND SOURCES OF CAPITAL.

The Company concluded the quarter ending June 30, 2000 with a cash balance of $402,389 and accounts receivable of $45,166, against current liabilities of $95,360. On the quarter ending June 30, 1999, the Company had a cash balance of $269,410 and accounts receivable of $125,318 against then-current liabilities of $259,315. This improvement in the Company's finances is due to the influx of $786,250, net after commissions and expenses, received from the sale of the 6% convertible debentures in the quarter ending June 30, 2000.

As of June 30, 2000, options to purchase approximately 2.7 million shares of common stock remained unexercised and unexpired. If all such options were exercised, the Company would receive proceeds of approximately $3.5 million. However, most unexercised options have exercise prices near to or in excess of the current market price of the Company's shares. In addition, 214,725 warrants were outstanding as of June 30, 2000, which would provide approximately $85,031 in proceeds to the Company if all were exercised.

The Company's inventory at the close of the quarter ending June 30, 2000 was valued at $2,354,900, which is not materially different from the quarter ending June 30, 1999 value of $2,368,846. Liabilities include accounts payable, accrued salaries and taxes and amounts due on the Company's convertible debentures. These debentures are valued at $925,000, and make up nearly 90% of liabilities, while accrued expenses amount to $28,155, or less than 3%. Accounts payable at June 30, 2000 were $67,205, a reduction from the previous June 30 high of $234,759. Part of this reduction reflects the Company's efforts to conserve cash by reducing accounts payable through issuance of stock and stock options in payment for goods and services in lieu of cash to some of its creditors.

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

QUALIFICATIONS.

Notwithstanding the Company's intended plan to seek strategic partnerships, if sales revenues do not increase sufficiently by the fourth quarter of 2000, and no alliances are forged, the Company will need to obtain additional working capital. Reflecting this, a going concern qualification was included in the report of the independent auditors reviewing the Company in connection with filing of its Annual Report on Form 10-KSB for 1999, filed with the SEC. The underlying causes resulting in the auditor's "going concern" qualification have continued through the quarter ending June 30, 2000.

SALE OF DEBENTURES.

In the quarter ending June 30, 2000 the Company sold an additional $875,000 of its 6% convertible debentures and, if necessary may continue to sell additional convertible debentures to raise sufficient capital to continue operations for the remainder of the year. In this manner, it expects to be able to make up for the expected shortfall between the cost of operations and sales revenues. SEE "Changes in Securities and Use of Proceeds-Common Stock-6% Convertible Debentures."

ANTICIPATED MATERIAL EXPENSES.

During the quarter ending June 30, 2000, the Company incurred an unusual material expense, separate from its ordinary operating expenses, of $250,000 related to the search for a strategic business combination. While the Company does not anticipate any unusual material expenses from its ordinary operating mode, should the Company succeed in forming a strategic business combination it could incur significant costs related to consummation of such transaction, including increased professional fees for attorneys, financial advisors, accountants and other consultants.

CAPITAL RESOURCES AND EXPENDITURES.

The Company expects to invest approximately $100,000 in tooling on magazine lock model variations during 2000. No other substantial capital expenditures are anticipated during the fiscal year.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Please see the Company's report on Form 10QSB for the quarter ended March 31, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK.

In April 2000 the Company issued 331,768 shares of Common Stock to six debenture holders upon conversion of a portion of the two-year convertible debentures sold between October 27, 1999 and December 30, 1999 pursuant to Section 4 (2) of the Securities Act of 1933 as amended.

In May 2000 the Company issued 15,541 shares of Common Stock to one debenture holder upon conversion of a portion of the two-year convertible debentures sold between October 27, 1999 and December 1, 1999 pursuant to Section 4 (2) of the Securities Act of 1933 as amended.

In June 2000 the Company issued a total of 43,750 shares of unregistered Common Stock to J. P. Carey Securities, Inc. and Pegasus Capital, Inc., as commission for the sale of two-year convertible debentures pursuant to Section 4 (2) of the Securities Act of 1933 as amended. Pursuant to the agreement entered into between the parties, the Company must file for registration of the stock within 90 days following the closing of the debenture sale.

In June 2000 the Company issued 80,653 shares of Common Stock to two debenture holders upon conversion of a portion of the two-year convertible debentures sold between October 27, 1999 and December 1, 1999 pursuant to Section 4 (2) of the Securities Act of 1933 as amended.

None of the above referenced issuances of the Company's shares involved a public offering by the Company of such stock.

6% CONVERTIBLE DEBENTURES.

Approximately 84% of the 511,712 shares of common stock issued by the Company in the quarter ending June 30, 2000 was prompted by the conversion of the 6% convertible debentures ("Debentures") sold in the quarter ending December 31, 1999.

DESCRIPTION OF DEBENTURES.

The Company's Debentures that were converted in the quarter ending June 30, 2000 bear interest at the rate of 6% per year, which may be paid by the Company in cash or by the issuance of common stock. The debentures mature on various dates in 2001. Upon conversion, and at the holder's option, the outstanding principal amount of the debentures, and any accrued but unpaid interest thereon may be converted into common stock at a 25% discount from market price, subject to a minimum conversion price of $.70 per share and a maximum conversion price of $2.00 per share. In the event that the Debentures are not converted prior to maturity, the Company has the option of paying the accrued interest in cash or shares of common stock. At maturity, the Debenture holder has the option of receiving cash or shares of common stock for the principal value of the Debenture. The Debenture certificates bear restrictive legends addressing the transferability of the Debentures and the underlying common stock.

The Company's Debentures that were sold in the quarter ending June 30, 2000 bear interest at the rate of 6% per year, which may be paid by the Company in cash or by the issuance of common stock. The debentures mature on various dates in 2002. Upon conversion, and at the holder's option, the outstanding principal amount of the debentures, and any accrued but unpaid interest thereon may be converted into common stock at a 20% discount from market price, subject to a minimum conversion price of $1.00 per share and a maximum conversion price of $2.00 per share. In the event that the Debentures are not converted prior to maturity, the Company has the option of paying the accrued interest in cash or shares of common stock. At maturity, the Debenture holder has the option of receiving cash or shares of common stock for the principal value of the Debenture. The Company has an obligation to file a registration statement covering the common stock issuable upon conversion of the debentures and the compensatory shares within 90 days of the closing of the sale. The Debenture certificates bear restrictive legends addressing the transferability of the Debentures and the underlying common stock.

CONVERSION BY HOLDERS.

Holders of the Company's Debentures converted an aggregate of $425,000 worth of these Debentures for 278,955 shares of the Company's common stock in the quarter ending June 30, 2000. An additional interest payment of 5,966 shares was also issued to the converting Debenture holders. The registration statements covering the common stock issuable upon conversion of the debentures and the compensatory shares became effective in the quarter ending September 30, 1999 and the quarter ending March 31, 2000.

COMMISSIONS.

The Debentures sold during the quarter ending June 30, 2000 were sold through J.P. Carey Securities, Inc., ("Carey"). In connection with the sales, Carey and its business partner, were issued an aggregate of 43,750 shares of common stock. The Debentures and compensatory shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ending June 30, 2000, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION.

The Company announced on June 15, 2000 that it had completed a private sale of two- year convertible debentures to an accredited investor in the principal amount of $875,000.00 pursuant to Regulation D promulgated under the Securities Act of 1933 as amended. J.P. Carey Securities, Inc. served as placement agent. Interest on the principal amount is 6% per year simple interest and is payable in cash or shares of the Company's common stock. The debentures may be converted at any time after the earlier of the effective date of the Registration Statement to be filed by the Company registering the shares underlying the debentures, or 90 days after the closing of the sale. The conversion price of the debentures will be equal to 80% of the market price of the Company's Common Stock upon conversion, with a floor of $1.00 and a ceiling of $2.00 per share, subject to certain adjustment provisions included in the debentures. The Company has the right to prepay the debentures prior to maturity, provided that if it does so within 90 days of issuance, it will pay a premium of 10% of the face value of the debentures, and if it prepays within the following 90 days, it will pay a premium of 20% of such value, and if it prepays after such 180 days, it will pay a premium of 30% of such value.

Net proceeds to the Company were $786,250 after a cash commission of 10%, escrow fees, and five shares of the Company's common stock for every $100 of principal raised.

The Company intends to use the proceeds from the sale of the debentures for general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.                          Description of Exhibit
----------                           ----------------------
10.1              Placement Agency Agreement between Saf T Lok Incorporated  and
                  J. P. Carey  Securities,  Inc. dated May 26, 2000 (1)

10.2 Security Purchase Agreement between Saf T Lok Incorporated and Cache Capital (USA) L. P. dated May 26, 2000(1)

10.3 Registration Rights Agreement between Saf T Lok Incorporated and Cache Capital (USA) L. P. dated May 26, 2000(1)

27.1              Financial Data Schedule (1)

-----------------------------
(1) Filed herewith


CURRENT REPORTS ON FORM 8-K.

On April 4, 2000, the Company filed a current report on Form 8-K reporting that it had been served with a civil complaint.

                                    PART III

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SAF T LOK INCORPORATED

Date: August 10, 2000                     By:  /s/ Franklin W. Brooks
                                               ---------------------------------
                                               Franklin W. Brooks, Chairman,
                                              President, Chief Executive officer