Form 10QSB
period 2000-09-30
SAF T LOK INC
filed 2000-11-14
CIK 902056

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          COMMON STOCK, $.01 PAR VALUE
                                      Class

                                   16,465,346
                        Outstanding at November 14, 2000


                             SAF T LOK INCORPORATED.
                              INDEX FOR FORM 10-QSB
PART I FINANCIAL INFORMATION...........................................................................................1

Item 1. Financial Statements...........................................................................................1

Saf T Lok Incorporated and Subsidiaries Consolidated Balance Sheets as of
September 30, 2000 and 1999 (Unaudited)................................................................................1

Saf T Lok Incorporated and Subsidiaries Consolidated Statements of Operations for the Three
Quarters Ended September 30, 2000 and 1999 (Unaudited).................................................................2

Saf T Lok Incorporated and Subsidiaries Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2000 and 1999 (Unaudited)...................................................................3

Saf T Lok Incorporated and Subsidiaries Notes To Consolidated Financial Statements for the
Quarters Ending September 30, 2000 and 1999 (Unaudited)................................................................4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........................6

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.............................................................6

Results of Operations..................................................................................................6

Three Months and Nine Months Ended September 30, 2000 Compared to Three Months and Nine
Months Ended September 30, 1999........................................................................................6

Revenues...............................................................................................................6

Expenses ..............................................................................................................6

Liquidity and Sources of Capital.......................................................................................8

Contemplated Strategic Alliances.......................................................................................9

Qualifications.........................................................................................................9

Sale of Debentures.....................................................................................................9

Anticipated Material Expenses..........................................................................................9

Capital Resources and Expenditures.....................................................................................9

PART II   OTHER INFORMATION............................................................................................9

Item 1. Legal Proceedings..............................................................................................9

Item 2. Changes in Securities and Use of Proceeds.....................................................................10

Common Stock..........................................................................................................10

6% Convertible Debentures.............................................................................................10

Item 3. Defaults Upon Senior Securities...............................................................................11

Item 4. Submission of Matters to a Vote of Security Holders...........................................................11

Item 5. Other Information.............................................................................................11

Item 6. Exhibits and Reports on Form 8-K..............................................................................11

Current Reports On Form 8-K...........................................................................................11

PART III SIGNATURES...................................................................................................11

PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       AS OF SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS
                                     ------

                                                                                             2000                  1999
                                                                                        ---------------       ---------------
CURRENT ASSETS

Cash in bank                                                                              $     148,077         $      69,466
Accounts receivable                                                                              70,655                55,875
Note receivable                                                                                  21,325                21,262
Inventories                                                                                   2,308,573             2,472,515
Prepaid expenses                                                                                103,040               159,029
                                                                                        ---------------       ---------------
   TOTAL CURRENT ASSETS                                                                       2,651,670             2,778,147
                                                                                        ---------------       ---------------

PROPERTY AND EQUIPMENT, LESS
ACCUMULATED DEPRECIATION                                                                      1,000,454             1,108,115
                                                                                        ---------------       ---------------

OTHER ASSETS

Patents (less accumulated amortization)                                                         261,759               279,372
Note receivable, less current portion                                                           109,248               130,177
Other assets                                                                                     25,190                79,770
                                                                                        ---------------       ---------------
   TOTAL OTHER ASSETS                                                                           396,197               489,319
                                                                                        ---------------       ---------------
   TOTAL                                                                                  $   4,048,321         $   4,375,581
                                                                                        ===============       ===============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------

CURRENT LIABILITIES:

Accounts payable                                                                          $     205,435         $     207,028
Accrued expenses                                                                                 81,835                27,379
                                                                                        ---------------       ---------------
   TOTAL CURRENT LIABILITIES                                                                    287,270               234,407

DEBENTURES PAYABLE                                                                              175,000               325,000
                                                                                        ---------------       ---------------
   TOTAL LIABILITIES                                                                            462,270               559,407
                                                                                        ---------------       ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value, 30,000,000 shares authorized, 16,465,346
and 13,644,212 shares listed and outstanding, in 2000 and 1999, respectively                    164,655               136,442
Paid-in capital                                                                              29,671,722            25,783,629
Other equity reductions                                                                                              (218,013)
Accumulated deficit                                                                         (26,250,326)          (21,885,884)
                                                                                        ---------------       ---------------

   TOTAL SHAREHOLDERS' EQUITY                                                                 3,586,051             3,816,174
                                                                                        ---------------       ---------------

   TOTAL                                                                                  $   4,048,321         $   4,375,581
                                                                                        ===============       ===============

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS AND NINE MONTHS ENDING
                         SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                            Three Months                           Nine Months
                                                         Ended September 30,                   Ended September 30,
                                                ---------------------------------------- ------------------------------------
                                                       2000               1999               2000                1999
                                                ---------------------------------------- -----------------------------------
Sales                                                  $    43,084        $    14,435         $    77,615        $   145,243

Cost of sales                                               13,599              8,476              29,934             83,233
                                                ----------------------------------------- -----------------------------------

Gross profit                                                29,485              5,959              47,681             62,010

Selling, general and
 administrative expenses                                   604,629            450,629           2,275,167          1,329,623

Stock, options and warrants issued for
 compensation and services                                (136,100)           211,409             566,441          1,001,913

Depreciation and amortization                               78,093             76,323             230,489            226,922

Other income                                                 8,729             11,747              26,202             33,631
                                                ----------------------------------------- -----------------------------------

   NET LOSS                                            $  (508,408)       $  (720,655)       $ (2,998,214)       $(2,462,817)
                                                ========================================= ===================================


LOSS PER COMMON SHARE                                  $     (0.03)       $     (0.05)       $      (0.19)       $     (0.18)
                                                ========================================= ===================================

Weighted average number of
  common shares outstanding                             16,206,758         13,532,451          15,481,483         13,680,391
                                                ========================================= ===================================

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                              2000                1999
                                                                                       ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                                                    $ (2,998,214)      $ (2,462,817)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization                                                                    230,489            226,922
Non cash compensation to directors and officers
 and former employees                                                                            524,941            747,991
Non cash consulting fees                                                                         (93,500)
Issuance of stock for services                                                                   135,000            221,618
Issuance of stock for compensation                                                                                   91,575
Issuance of stock for interest paid upon conversion of debentures                                 32,598                937
Interest expense for beneficial conversion of debentures                                         218,750
Issuance of stock for settlement of accounts payable                                             183,009
Write-off of obsolete inventory                                                                   20,466
Changes in assets and liabilities:
Decrease in accounts receivable                                                                   19,729              3,722
Decrease in other assets                                                                                                721
Increase in prepaid expenses                                                                     (44,488)            (2,162)
Increase in inventories                                                                           (6,874)          (114,533)
Decrease in accounts payable                                                                    (141,844)          (163,339)
Decrease in accrued liabilities                                                                  (36,071)          (255,731)
                                                                                       ------------------ ------------------

NET CASH USED IN OPERATING ACTIVITIES                                                         (1,956,009)        (1,705,096)
                                                                                       ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on note receivable                                                              17,712             15,148
Stock issued for payment of equipment                                                           (132,400)
Payments for purchase of equipment                                                               (15,223)           (52,593)
                                                                                       ------------------ ------------------

NET CASH USED BY INVESTING ACTIVITIES                                                           (129,911)           (37,445)
                                                                                       ------------------ -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of debentures                                                                           875,000            400,000
Issuance of stock for fees related to debentures                                                 232,696
Issuance of stock upon exercise of options                                                        96,900            244,100
Decrease (increase) in deferred interest                                                          33,820            (70,754)
Issuance of stock upon exercise of warrants, net of related costs                                                 1,305,000
Purchase of warrants                                                                                               (500,000)
                                                                                       ------------------ ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      1,238,416          1,378,346
                                                                                       ------------------ ------------------

NET DECREASE IN CASH AND EQUIVALENTS                                                            (847,504)          (364,195)

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                              2000               1999
                                                                                       ------------------  -----------------
Cash and equivalents at beginning of year                                                         995,581            433,661
                                                                                       ------------------  -----------------

CASH AND EQUIVALENTS AT END OF PERIOD                                                          $  148,077          $  69,466
                                                                                       ==================  =================

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:

Cash payments for interest                                                                     $  171,631         $   61,344
                                                                                       ==================  =================

                     SAF T LOK INCORPORATED & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 & 1999
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10KSB for the year ended December 31, 1999. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1999, has been omitted. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of results for the entire year ending December 31, 2000. Certain items in the September 30, 1999 financial statements have been reclassified for comparative purposes. These reclassifications have no effect on the 1999 net loss or shareholders equity.

NOTE 2 - INVENTORIES

                                                                                              2000               1999
                                                                                       ------------------  -----------------

Inventories are comprised of the following as of September 30, 2000 and 1999:
Finished goods                                                                                 $  360,451         $  430,064
Raw materials                                                                                   1,926,351          1,992,451
Supplies                                                                                           21,771             50,000
                                                                                       ------------------  -----------------
   TOTAL                                                                                       $2,308,573         $2,472,515
                                                                                       ==================  =================

NOTE 3 - PREPAID EXPENSES

                                                                                              2000               1999
                                                                                       ------------------  -----------------

Prepaid expense is comprised of the following as of September 30, 2000 and 1999:

Deposits on tooling                                                                             $  15,457          $  36,357
Prepaid insurance                                                                                  78,709              6,380
Prepaid rent                                                                                        8,874             16,916
Deferred interest, current portion                                                                                    89,376
Prepaid legal                                                                                                          5,000
Prepaid consulting                                                                                                     5,000
                                                                                       ------------------  -----------------
   TOTAL                                                                                        $ 103,040         $  159,029
                                                                                       ==================  =================

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

                                                                                               2000               1999
                                                                                        ----------------- ------------------

Property and equipment is comprised of the following as of September 30, 2000 and 1999:
Equipment                                                                                      $  225,577         $  404,697
Furniture and fixtures                                                                             25,694             55,713
Tools and die                                                                                   1,709,054          1,530,764
Leasehold improvements                                                                             13,189             24,762
                                                                                       ------------------  -----------------
   TOTAL                                                                                      $ 1,973,514         $2,015,936


Less accumulated depreciation                                                                     973,060            907,821
                                                                                       ------------------  -----------------
   TOTAL                                                                                       $1,000,454         $1,108,115
                                                                                       ==================  =================

NOTE 5 - SHAREHOLDERS' EQUITY

In August 2000, $750,000 of Debentures and $12,476 of accrued interest were converted into 775,765 shares of the Company's common stock.

As of September 30, 2000, 100,000 options issued to two consultants that were repriced in 1999, were revalued from $119,400 to $50,900 using the Black-Scholes pricing model, with a corresponding reduction in stock options issued for compensation and services of $68,500 during the quarter.

As of September 30, 2000, 100,000 options issued to two consultants that were repriced in 2000, were revalued from $120,200 to $52,600 using the Black-Scholes pricing model, with a corresponding reduction in stock options issued for compensation and services of $67,600 during the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.

This document includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, risks attending litigation and government investigation, inability to raise additional capital or find strategic partners, leverage and debt service, governmental regulation, dependence on key personnel, competition, including competition from other manufacturers of gun locks, costs and risks attending manufacturing, expansion of operations, market acceptance of the Company's products, limited public market and liquidity, shares eligible for future sale, possible delisting from the Nasdaq Small Cap Board, the Company's common stock being subject to penny stock regulation and other risks detailed in the Company's filings with the United States Securities and Exchange Commission ("SEC" or "Commission").

RESULTS OF OPERATIONS.

The Company, through its subsidiary, Saf T Lok Corporation, a Florida corporation, ("STL"), designs, develops, manufactures and distributes patented and proprietary safety locks for handguns. There are two designs, the Saf T Lok-Registered Trademark- Grip Lock, which fits many types of standard handguns, and the Saf T Lok-Registered Trademark- Magazine Lock, which fits many types of handguns using ammunition magazines. The Company currently conducts its own distribution, through retail stores, the internet and direct sale to law enforcement authorities. In the third quarter of 2000, most of the Company's sales revenues were derived from sales to the law enforcement community, although additional markets, methods of distribution and third party distributors continue to be developed.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES.

The Company's total sales for the quarter ending September 30, 2000 were $43,084, compared to $14,435 in the quarter ending September 30, 1999. Sales for the quarter ending September 30, 2000 were approximately 90% law enforcement and 10% retail while sales for the quarter ending September 30, 1999 consisted of approximately 25% law enforcement, 50% initial stocking orders to distributors for resale to law enforcement agencies or personnel and 25% retail. Orders from law enforcement agencies tend to be large and sporadic, often in the range of $5,000 to $10,000 each and generally make up the majority of sales for a given period. Therefore, period revenues can be greatly influenced by when one or more law enforcement orders may be shipped. For the quarter ended September 30, 1999 even though there were six law enforcement shipments and two law enforcement distributor shipments they averaged approximately $1,450 each, including one for approximately $7,100. For the quarter ending September 30, 2000 there were three sizeable law enforcement orders averaging approximately $14,300 each with the largest being approximately $23,400. Other factors that can influence sales, although normally to a much lesser extent, are the extent of opening stocking orders to new distributors and retail sales through the internet. Sales through all three channels of distribution show no predictable pattern.

Gross profit for the quarter ending September 30, 2000 was $29,485, or 68% of sales, while the quarter ending September 30, 1999 showed a gross profit of $5,959 or 41% of sales. Gross profit margin percentages for the quarter ending September 30, 2000 were higher than the quarter ending September 30, 1999 mainly because of disproportionately higher freight and labor costs from shipments of promotional samples falling into the quarter ending September 30, 1999.

The Company continues to focus its marketing efforts towards law enforcement by attendance at the major national and regional law enforcement trade shows. Shows attended during the quarter ending September 30, 2000 were the National Sheriff's Association, the National Organization of Black Law Enforcement Executives and the Florida Sheriff's Association. While the Company is gaining credibility as a result of favorable reviews by current Saf T Lok lock users, the law enforcement purchasing decision continues to be drawn out as tight budgets are stretched by competing demands on those funds.

Total revenues were higher in the quarter ending September 30, 2000, because more sales to law enforcement agencies were completed than in the same period last year. New law enforcement customers added in the quarter ending September 30, 2000 were the Washington, DC Metropolitan Transit Police and the Redwood City, California Police Department. Federal, state and local police and other law enforcement agencies purchase, collectively, more than 500,000 police guns a year. In addition to some sales through gun dealers and gun shops, the Company sells directly to retail customers, usually at list price.

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

EXPENSES.

     Total expenses for the three months ending September 30, 2000 were $546,622 as compared to total expenses of $738,361 for the three months ending September 30, 1999. The decrease of approximately $191,739 is mostly attributable to the items described in the selling, general and administrative and the stock and option expense sections below.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES.

     The selling, general and administrative portion of the expenses for the quarter ending September 30, 2000 were $604,629 as compared to $450,629 for the quarter ending September 30, 1999, an increase of $154,000.

     The major reasons for the difference between the two quarters are:

          - Interest expenses for the quarter ending September 30, 2000 were $129,872 as compared to $35,349 for the quarter ending
               September 30, 1999. The interest expense for the current quarter relates to the prorated amortization of commissions and interest of the debentures issued in the quarter ending December 31, 1999 and the quarter ending June 30, 2000. Interest expenses for the quarter ending September 30, 1999 relate to the prorated amortization of commissions and interest of the debentures issued in the quarter ending September 30, 1999.

          - The Company's legal costs in the patent and general cost categories were lower in the quarter ending September 30, 2000 but were offset by increased legal expenses due to the Securities and Exchange Commission's (SEC's) investigation (see "Other Information - Legal Proceedings") and legal costs associated with activities in the merger and acquisition area (see "Contemplated Strategic Alliances"). Overall, for the quarter ending September 30, 2000 legal costs increased by approximately $76,252 over the same period in 1999.

          - Salaries and payroll taxes for the quarter ending September 30, 2000 were lower by approximately $22,422 than the same period last year as employee payroll was reduced to match the decline in the level of sales.

STOCK AND OPTIONS EXPENSES.

     The Company's expenses related to the issuance of common stock and the issuance and exercise of stock options related to current and former employees and consultants was a credit of $136,100 in the quarter ending September 30, 2000, as compared to an expense of $211,409 over the same period in 1999. This credit for the quarter ending September 30, 2000, as compared to an expense for the same period one year earlier, occurred because of the Black-Scholes valuation of the repriced options to consultants. The Black-Scholes valuation is performed each quarter and the calculation is influenced by the current market value of the stock. Since the market value is lower the resulting calculation was a credit.

     Net loss for the quarter ending September 30, 2000 was $(508,408) or $(0.03) per share as compared to a loss of $(720,655) or $(0.05) per share for the quarter ending September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES

     The Company's total sales for the nine months ending September 20, 2000 were $77,615, compared to $145,243 for the nine months ending September 30, 1999. Purchases by law enforcement authorities made up the majority of the sales in both periods. Orders from law enforcement agencies tend to be large and sporadic, often in the range of $5,000 to $10,000 each and generally make up the majority of sales for a given period. Therefore, period revenues can be greatly influenced by when one or more law enforcement orders may be shipped. Other factors that can influence sales, although normally to a much lesser extent, are the extent of opening stocking orders to new distributors and retail sales through the internet. Sales through all three channels of distribution show no predictable pattern.

     Gross profit for the nine months ending September 30, 2000 was $47,681, or 61% of sales, while the nine months ending September 30, 1999 showed a gross profit of $62,010, with a 43% margin. Gross profit margin percentages for the nine months ending September 30, 2000 were higher than the nine months ending September 30, 1999 mainly because of higher price discounting in the nine months ending September 30, 1999. The Company's initial marketing strategy for the nine months ending September 30, 1999 included offering discounts as an enticement to convince new law enforcement customers to make the decision to purchase the Company's newly introduced magazine locks.[CAPTION]

     EXPENSES.

     Total expenses for the nine months ending September 30, 2000 were $3,072,097 as compared to total expenses of $2,558,458 for the nine months ending September 30, 1999. The difference of $513,639 is mostly attributable to the items described in the selling, general and administrative and the stock and option expense sections below.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES.

     The selling, general and administrative portion of the expenses for the nine months ending September 30, 2000 were $2,275,167 as compared to $1,329,623 for the nine months ending September 30, 1999, an increase of $945,544.

     The major reasons for the difference in the two periods are:

     - In the nine months ending September 30, 1999 the Company realized an unusual one-time credit of $165,000 as a result of the reversal of commissions that were due to a consultant before termination of the Distribution Agreement with United Safety Action Inc.

     - In the nine months ending September 30, 2000, professional fees of $250,000 were paid to the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. (See "Contemplated Strategic Alliances").

     - Interest expenses and the conversion discount feature from the sale of convertible debentures and the conversion of debentures in the nine months ending September 30, 2000 were $648,568 as compared to interest expenses of $35,887 for the nine months ending September 30, 1999.

     - Expenses due to the Company's defense of the now concluded class action securities suit were lower but were offset by increases in legal expenses due to the Securities and Exchange Commission's (SEC's) investigation, the suit brought by the Winner Company (see "Other Information - Legal Proceedings"), and legal fees related to merger and acquisition activities. Overall, legal costs for nine months ending September 30, 2000 increased by approximately $59,622 over the same period in 1999.

     - Research and development expenses for the nine months ending September 30, 2000 were lower by approximately $25,744 than the same period last year due mainly to the timing of activities related to the completion of new models of the magazine lock.

     - Consultant, Professional and Accounting fees for the nine months ending September 30, 2000 were lower by approximately $45,585 than in the same period in 1999 as less of these services were required.

     - Marketing expenses during the nine months ending September 30, 2000 were lower by approximately $84,448 over the same period in 1999 partly because of higher expenses for the nine months ending September 30, 1999 of approximately $40,381 in complimentary samples and promotional items as the Company heavily promoted the new magazine lock models and an additional $54,110 for marketing and public relations consultants. There were offsetting higher expenses for shows, advertising and literature of approximately $10,042 for the nine months ending September 30, 2000.

STOCK AND OPTIONS EXPENSES.

     The Company's expenses related to the issuance of common stock and the issuance and exercise of stock options related to current and former employees and consultants for the nine months ending September 30, 2000 were approximately $399,262 lower than in the nine months ending September 30, 1999. The nine months ending September 30, 2000 received credits as a return of previous expenses primarily because of the Black-Scholes valuation of the repriced options to consultants and the amortization of deferred compensation as the result of a previous grant of stock options. The Black-Scholes valuation is performed each quarter and the calculation is influenced by the current market value of the stock. Since the market value for the nine months ending September 30, 2000 is lower than the same period last year the resulting calculation was lower resulting in a credit, which more than offset the charge for amortization of the options over their lifetime.

Net loss for the nine months ending September 30, 2000 was $(2,998,214) or $(0.19) per share as compared to a loss of $(2,462,817) or $(0.18) per share for the nine months ending September 30, 1999.

LIQUIDITY AND SOURCES OF CAPITAL.

The Company concluded the quarter ending September 30, 2000 with a cash balance of $148,077 and accounts receivable of $70,655, against current liabilities of $287,270. For the quarter ending September 30, 1999, the Company had a cash balance of $69,466 and accounts receivable of $55,875 against current liabilities of $234,407. This improvement in the Company's finances is due to the influx of $786,250, net after commissions and expenses, received from the sale of the 6% convertible debentures in the quarter ending June 30, 2000.

The major portion of current liabilities for the period ending September 30, 2000 include accounts payable of $205,435, accrued salaries and taxes of $23,325 and liability insurance of $55,885 and deferred interest of $2,625 due on the $175,000 outstanding portion of the Company's convertible debentures. The major portions of current liabilities for the period ending September 30, 1999 include accounts payable of $208,194, and accrued salaries and taxes of $27,379. As part of the Company's efforts to conserve cash, the salaries of all officers and managers are being accrued beginning with September 2000.

As of September 30, 2000, options to purchase approximately 2.7 million shares of common stock remained unexercised and unexpired. If all such options were exercised, the Company would receive proceeds of approximately $3.5 million. However, most unexercised options have exercise prices near to or in excess of the current market price of the Company's shares. In addition, 214,725 warrants were outstanding as of September 30, 2000, which would provide approximately $85,031 in proceeds to the Company if all were exercised.

The Company's inventory at the close of the quarter ending September 30, 2000 was valued at $2,308,573, compared to the quarter ending September 30, 1999 value of $2,472,515.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

CONTEMPLATED STRATEGIC ALLIANCES.

As Company sales have not yet reached a level sufficient to sustain operations, the Company is seeking a strategic alliance to provide either an immediate revenue stream or the marketing expertise to help increase sales revenues to a self-sustaining, profitable level, or both. To effectuate this plan, the Company has engaged the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. , for a period of one year, for advice about potential mergers, acquisitions and similar business combinations. The Company is having continued discussions with potential candidates but, to date, has not come to agreement with any parties and there can be no assurances that any transactions will result.

QUALIFICATIONS.

Notwithstanding the Company's intended plan to seek strategic partnerships, if sales revenues do not increase sufficiently by the fourth quarter of 2000, and no alliances are forged, the Company will need to obtain additional working capital. Reflecting this, a going concern qualification was included in the report of the independent auditors reviewing the Company in connection with filing of its Annual Report on Form 10-KSB for 1999, filed with the SEC. The underlying causes resulting in the auditor's "going concern" qualification have continued through the third quarter of 2000.

ANTICIPATED MATERIAL EXPENSES.

During the third quarter of 2000, the Company incurred unusual material expenses, separate from its ordinary operating expenses, of $99,075 related to the search for a strategic business combination. While the Company does not anticipate any unusual material expenses from its ordinary operating mode, should the Company succeed in forming a strategic business combination it could incur significant costs related to consummation of such transaction, including increased professional fees for attorneys, financial advisors, accountants and other consultants.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

COMMON STOCK.

In August 2000 the Company issued 65,408 shares of Common Stock to one debenture holder upon conversion of the final portion of the two-year convertible debentures sold between October 27, 1999 and December 30, 1999 pursuant to
Section 4 (2) of the Securities Act of 1933 as amended.

In August 2000 the Company issued 710,357 shares of Common Stock to one debenture holder upon conversion of a portion of the two-year convertible debentures sold May 26, 2000 pursuant to Section 4 (2) of the Securities Act of 1933 as amended.

None of the above referenced issuances of the Company's shares involved a public offering by the Company of such stock.

6% CONVERTIBLE DEBENTURES.

All of the 775,765 shares of common stock issued by the Company in the quarter ending September 30, 2000 were prompted by the conversion of the 6% convertible debentures ("Debentures") sold in the quarters ending December 31, 1999 and June 30, 2000. A total of $175,000 of 6% convertible debentures, sold on May 26, 2000 remains outstanding. If held to maturity and converted to shares of common stock, the Company would be required to issue a maximum of 175,000 shares for the principle and 21,000 shares for interest at the floor conversion price of $1.00 per share.

DESCRIPTION OF DEBENTURES.

The Company's Debentures that were sold between October 27, 1999 and December 30, 1999 and were converted in the quarter ending September 30, 2000 bear interest at the rate of 6% per year, which may be paid by the Company in cash or by the issuance of common stock. The debentures mature on various dates in 2001. The debenture holders have the right to convert the debentures within 90 days of closing or the effective date of the registration, whichever occurs first. Upon conversion, and at the holder's option, the outstanding principal amount of the debentures, and any accrued but unpaid interest thereon may be converted into common stock at a 25% discount from market price, subject to a minimum conversion price of $.70 per share and a maximum conversion price of $2.00 per share. The Company has the option of paying the accrued interest in cash or shares of common stock. At maturity, the Debenture holder has the option of receiving cash or shares of common stock for the principal value of the Debenture. The Debenture certificates bear restrictive legends addressing the transferability of the Debentures and the underlying common stock.

The Company's Debentures that were sold on May 26, 2000 and were converted in the quarter ending September 30, 2000 bear interest at the rate of 6% per year, which may be paid by the Company in cash or by the issuance of common stock. The debentures mature on May 26, 2002. Upon conversion, and at the holder's option, the outstanding principal amount of the debentures, and any accrued but unpaid interest thereon may be converted into common stock at a 20% discount from market price, subject to a minimum conversion price of $1.00 per share and a maximum conversion price of $2.00 per share. The debenture holders have the right to convert the debentures within 90 days of closing or the effective date of the registration, whichever occurs first. The Company has the option of paying the accrued interest in cash or shares of common stock. At maturity, the Debenture holder has the option of receiving cash or shares of common stock for the principal value of the Debenture. The Company has an obligation to file a registration statement covering the common stock issuable upon conversion of the debentures and the compensatory shares within 90 days of the closing of the sale. The Debenture certificates bear restrictive legends addressing the transferability of the Debentures and the underlying common stock.

CONVERSION BY HOLDERS.

Holders of the Company's Debentures converted an aggregate of $750,000 worth of these Debentures for 762,746 shares of the Company's common stock in the quarter ending September 30, 2000. An additional interest payment of 13,019 shares was also issued to the converting Debenture holders.

The registration statement covering 65,408 shares of the common stock issued upon conversion of the debentures and the compensatory shares became effective in the quarter ending March 31, 2000.

The registration statement covering 710,357 shares of the common stock issuable upon conversion of the debentures and the compensatory shares has been filed but has not yet become effective.

COMMISSIONS.

The Debentures sold during the quarter ending June 30, 2000 were through J.P. Carey Securities, Inc., ("Carey"). In connection with the sales, Carey and its business partners, were issued an aggregate of 43,750 shares of common stock. The Debentures and compensatory shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act (a "Section 4(2) Exemption").

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ending September 30, 2000, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION.

On November 3, 2000 the Company received notification from The Nasdaq Stock Market that the Company's common stock has failed to maintain a minimum bid price of $1.00 over the last thirty consecutive trading days as required for continued listing on The Nasdaq SmallCap Market as set forth in Marketplace Rule 4310(c)(4) (the "Rule"). The Company will be provided 90 calendar days, or until February 1, 2001 to regain compliance with this Rule. (The 90-day period relates exclusively to the bid price deficiency. The Company may be delisted during the 90 day period for failure to maintain compliance with any other listing requirement which occurs during this period.) If at any time before February 1, 2000, the bid price of the Company's common stock is at least $1.00 for a minimum of ten consecutive trading days, Nasdaq Staff (the "Staff") will determine if the Company complies with the Rule. However, if the Company is unable to demonstrate compliance with the Rule on or before February 1, 2001, its common stock will be delisted at the opening of business on February 5, 2001.

The Company may appeal the Staff's determination to a Nasdaq Listing Qualifications Panel (the "Panel"), pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. A hearing request will stay the delisting of the Company's securities pending the Panel's decision. The request for a hearing must be received by the Nasdaq Listing Qualifications Hearings Department by the close of business on February 1, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.                Description of Exhibit
-----------                ----------------------

27.1                       Financial Data Schedule, Filed herewith


CURRENT REPORTS ON FORM 8-K.

There were no reports filed on Form 8-K during the quarter ending September 30, 2000.

PART III SIGNATURES.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SAF T LOK INCORPORATED

Date: November 14, 2000                by:

                                              /s/ Franklin W. Brooks
                                              ---------------------------------
                                              Franklin W. Brooks, Chairman,
                                              President, Chief Executive officer