Form 10KSB/A
period 1999-12-31
SAF T LOK INC
filed 2001-03-26
CIK 902056

===============================================================================

                                 UNITED STATES.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999
                          AS AMENDED ON MARCH 26, 2001


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


         On July 24, 1998, August 27, 1998, and October 20, 1998, three class action lawsuits were filed against the Company, Mr. Brooks and the Company's former President and CEO, John Gardner, in the United States District Court for the Southern District of Florida. The three suits allege violations of the federal securities laws and, more specifically, that the Company and its officers made misrepresentations or failed to disclose material information about a development agreement with Semiconductor Laser International Corporation and a highly favorable research report issued by Woodward Trading Company. Settlement of the case announced in the summer of 1999, consists of an $850,000 payment to the plaintiffs, paid by the Company's insurer. The Company will directly bear all costs of the suits which total $114,518 consistent with its Articles of Incorporation, the Company will indemnify Messieurs Brooks and Gardner to the fullest extent permitted. Final judgment, including approval of the settlement, was entered on February 14, 2000, ending the suit for all but the three individuals who opted out of the plaintiff class. These individuals are not precluded from bringing individual claims against the Company, but will not share in the settlement. The Company is unable to speculate on what, if any, actions these individuals may take in the future.


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

                                                      HIGH            LOW
YEAR ENDED DECEMBER 31, 1998:

    First Quarter...................................5.1875           2.00
    Second Quarter..................................5.09375          2.96875
    Third Quarter...................................3.375            1.40625
    Fourth Quarter..................................1.625             .90625

YEAR ENDING DECEMBER 31, 1999:

    First Quarter...................................2.375            1.03125
    Second Quarter..................................3.84375          1.1250
    Third Quarter...................................2.50             1.5625
    Fourth Quarter..................................1.71875          1.03125

YEAR ENDING DECEMBER 31, 2000:

    First Quarter...................................3.53125          1.125


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

         The following table compares gross profit margin, revenues and losses between fiscal years 1999 and 1998. Parentheses indicate losses:


              CATEGORY                                    1998                         1999
                                            ACTUAL        PER SHARE        ACTUAL      PER SHARE

     Losses............................  ($6,066,394)       ($.48)      ($3,829,043)      ($.28)
     Sales Revenues....................   $1,652,469          --           $172,077         --
     Other Revenues....................     $144,184          --            $37,096         --
     Gross Profit Margin ..............       13%             --             49%            --

         "Other Revenues" were mostly generated by short term investment of cash on hand.

         The following table compares the Company's major expense categories between 1999 and 1998:


              Category                                                           1998          1999
              --------                                                      -------------   -----------
     Consulting Fees, Marketing Fees and Commissions .....................  $   3,006,310   $  148,066
     Salaries and Wages                                                         1,069,915      963,792
     Advertising and Sales Promotion .....................................        149,695      200,097
     Legal, Accounting and Professional Fees                                      542,717      833,111
     Allowance for Doubtful Accounts                                              502,680            0
     Product Development                                                           29,946       64,146
     Miscellaneous                                                              1,148,057    1,639,411



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

         In 1998, the Black-Scholes related charge was $115,136. Consulting fees, marketing fees and commissions for 1998 also included $2.8 million related to the Company's business development and related activities involving its failed distribution agreement with United Safety Action, Inc. (the "USA Distribution Agreement".)

         Shalom Weiss, a broker who claimed to represent foreign investors who were interested in the Company's securities in an offering conducted pursuant to the transaction exemption provided by Rule 903 of Regulation S, arranged both the private equity offering and the USA Distribution Agreement and conditioned his clients' investment on the Company's agreement to enter into certain contracts. Accordingly, the Company entered into a business consulting agreement with A.B. Consulting, Inc. for a period of one year at a cost of $250,000 (which by agreement was paid from the proceeds of the equity offering). Ultimately, the Company received no services from A.B. Approximately $200,000 was charged against 1998 earnings by virtue of this payment.

         Weiss also required the Company to engage Marketing Direct Concepts, a Las Vegas-based public relations firm ("MDC"). That agreement was also to be for a one-year term and called for payment of $750,000, of which $375,000 was paid upon the closing of the offering (paid from the offering's proceeds) and $375,000 was to be paid in the event Weiss' clients (the Regulation S investors) exercised warrants issued as part of the equity offering for an aggregate of $1,000,000. MDC's duties under the agreement included developing a financial public relations campaign consisting of e-mail and faxing services, maintenance of a website and providing teleconference services for brokers and securities analysts. MDC generally provided the services specified in the agreement, though not entirely to the Company's satisfaction. In January of 1998, the Company restructured the agreement with MDC as a product recognition campaign aimed at exposing the Company and its products to the general public, utilizing media sources and MDC's e-mail database, as well as to comply with the Regulation S's prohibition against directed selling efforts (as defined in the regulation). Under the restructured agreement, the Company issued MDC 25,000 shares of common stock and paid the remaining $375,000 to certain Regulation S investors introduced by Weiss upon their subsequent exercise of warrants aggregating $1,000,000 (500,000 warrants at an exercise price of $2.00 per share). The agreements described in this paragraph accounted for expense of $728,750 in 1998 (of which $68,750 related to the issuance of the 25,000 shares of common stock and $660,000 to the amortized 1998 portion of the $375,000 paid to MDC and the $375,000 paid to certain Regulation S investors introduced by Weiss.)

         In connection with the February 10, 1998 purchase order from D & W Enterprises and the February 11, 1998 USA Distribution Agreement, Weiss required the Company to issue to Atom Corp., Danvers Investment Corp. and Amexcorp Limited, which the Company believes were either affiliates of or controlled by Weiss, as a finder's fee, warrants to purchase 2,000,000 shares of the Company's common stock for $5 per share (which warrants were subsequently repurchased by the Company at a price of $.25 per share in May 1999 as a part of a larger transaction that included the termination of the USA Distribution Agreement). Although the market price of the Company's common stock on February 11, 1998 was $3.91 per share, the Black-Scholes method of valuing derivative securities resulted in a charge of $1.88 million against 1998 earnings.

         The Company notes that in November of 1999, after a lengthy trial in an unrelated matter, Weiss was convicted of seventy-eight counts of racketeering, wire fraud, money laundering and other crimes in connection with the looting of millions of dollars from a life insurance company. Weiss fled during the start of jury deliberations, and is considered a fugitive by the FBI. He was sentenced in absentia to 845 years in prison and ordered to pay a $123 million fine and another $125 million in restitution. Although Weiss was taken into custody in 2001, the Company believes the likelihood of a recovery is remote against Weiss for any fraud he may have perpetuated against the Company.


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

         Settlement costs in 1999 included the value of the stock options awarded Lisa Broderick Fogel in 1999, SEE "Legal Proceedings."

         As a positive consequence of terminating the Distribution Agreement, the Company was able to credit back $165,000 in outstanding commissions due.

         The following table compares miscellaneous balance sheet items between 1998 and 1999.


     Category                                       1998            1999
     --------                                       ----            ----

     Cash And Cash Equivalents.................... $  433,661   $  995,581
       Inventory
       Current.................................... $   97,169   $2,322,169
       Non current................................ $2,225,000        --
     Total                                         $2,357,980   $2,223,169
     Accrued Expenses............................. $  281,944   $  117,906
     Year End Accounts Payable.................... $  371,533   $  347,279

         The Company's cash and cash equivalents were considerably higher in 1999 because of the Debenture sales in the second half of the year. Accrued expenses decreased in 1999, reflecting the lower level of salaries and payroll taxes due to the reduced workforce. Accounts payable remained about the same between the two years. The total value of the Company's inventory decreased slightly from 1999 to 1998, because (i) the cost of certain parts was higher than previously calculated, (ii) the product assembly process generated a higher level of scrap than expected, and (iii) ongoing product improvement efforts resulted in a certain amount of product obsolescence. Of the total 1999 inventory, $2,225,000 has been reclassified as a non-current asset. Management had originally anticipated that certain events, which did not materalize, could have led to the movement of inventory within the current operating cycle of one year. However, since that expectation was not realized, $2,225,000 of inventories has been reclassified as a non-current asset.

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

REPORT ON REPRICING OF OPTIONS


         On November 2, 1999, the Board of Directors determined that the outstanding stock options held by Franklin W. Brooks were no longer serving as an adequate incentive because of declines in the Company's stock price. Therefore, the Board of Directors reduced the exercise price of his options, from $2.00 per share to the new exercise price of $1.19 per share, the then current market price. Members of the Board of Directors at the time of the repricing were Mr. Brooks, Jeffrey W. Brooks, William M. Schmidt, James V. Stanton and Dennis W. DeConcini. Members of the Compensation Committee at the time of the repricing were Mr. Brooks, James Stanton and Dennis DeConcini.(6)


                                                  FIVE-YEAR OPTION REPRICINGS
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


         Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sharon, State of PA, on March 26, 2001.

SAF T LOK INCORPORATED


By: /s/ JOHN F. HORNBOSTEL, JR.
    -------------------------------
    John F. Hornbostel, Jr.
    Secretary & General Counsel

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


         As described in Note 14 to the financial statements, the Company has restated inventories in the 1999 balance sheet to reclassify as a non-current asset those inventories that are not expected to be sold within one year.


                                              GOLDBERG WAGNER STUMP & JACOBS LLP

West Palm Beach, Florida
March 9, 2000

(except for Note 13, as to which
  the date is March 28, 2000)

                                                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Saf T Lok Incorporated

We have audited the consolidated balance sheet of Saf T Lok Incorporated and subsidiaries as of December 31, 1998, and the related consolidated statement of operations, changes in shareholders' equity and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saf T Lok Incorporated and subsidiaries as of December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

                                                       GOLDBERG & COMPANY, P. A.

West Palm Beach, FL
March 24, 1999

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                   A S S E T S

                                                         1999            1998
                                                      ----------      ----------
                                                      (RESTATED)

CURRENT ASSETS

Cash and cash equivalents                             $  995,581      $  433,661

Accounts receivable (less allowance
for doubtful accounts of
$502,680 in 1998)                                         90,384          59,596

Note receivable                                           18,150          18,303

Inventories                                               97,169       2,357,982

Prepaid expenses                                          58,552         156,867
                                                      ----------      ----------

TOTAL CURRENT ASSETS                                   1,259,836       3,026,409

PROPERTY AND EQUIPMENT, LESS
ACCUMULATED DEPRECIATION                               1,062,181       1,250,737

OTHER ASSETS

Inventories (non-current portion)                      2,225,000            --
Patents, (less accumulated amortization
of $139,882 and $111,697 respectively)                   282,895         311,080

Note receivable, less current portion                    130,135         148,285

Other assets                                              59,010           9,736
                                                      ----------      ----------

TOTAL OTHER ASSETS                                     2,697,040         469,101
                                                      ----------      ----------

T O T A L                                             $5,019,057      $4,746,247
                                                      ==========      ==========


          See accompanying notes to consolidated financial statements.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998


     L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y


                                                     1999              1998
                                                 ------------      ------------
                                                  (RESTATED)

CURRENT LIABILITIES

Accounts payable                                 $    347,279      $    371,533

Accrued expenses                                      117,906           281,944
                                                 ------------      ------------

TOTAL CURRENT LIABILITIES                             465,185           653,477

LONG TERM LIABILITIES

Debentures payable                                  1,325,000              --
                                                 ------------      ------------

TOTAL LIABILITIES                                   1,790,185           653,477
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value,
20,000,000 shares authorized, 13,983,615
and 13,609,957 shares issued and
outstanding, in 1999 and 1998, respectively           139,836           136,099
Paid-in capital                                    26,473,887        27,634,567
Other equity reductions                              (132,741)       (4,254,829)
Accumulated deficit                               (23,252,110)      (19,423,067)
                                                 ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                          3,228,872         4,092,770
                                                 ------------      ------------
T O T A L                                        $  5,019,057      $  4,746,247
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

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             AS OF DECEMBER 31, 1999
                                   (CONTINUED)

                                           COMMON STOCK
                                     --------------------------                      EQUITY
                                       SHARES         AMOUNT         PAID IN       REDUCTIONS       DEFICIT          TOTAL
                                     ----------    ------------    ------------    ------------    -------------    ------------
Return of common stock upon
cancellation of distribution
agreement                            (1,000,000)        (10,000)     (3,771,000)                                    (3,781,000)

Cancellation of unearned

advertising expense                                                                  3,781,000                       3,781,000

Issuance of common stock to
employee and director upon
exercise of stock options                80,000             800         122,800                                        123,600

Issuance of common stock to
employees upon exercise of
cashless options                         29,304             293          91,282                                         91,575

Amortization of deferred

compensation                                                                           341,088                         341,088

Stock options granted to former
officer/employee                                                        410,775                                        410,775

Issuance of common stock in
connection with exercise of
warrants, net of related costs
 of $195,000                            500,000           5,000       1,300,000                                      1,305,000

Purchase of outstanding warrants                                       (500,000)                                      (500,000)

Issuance of common stock for
legal services                           87,093             871          99,809                                        100,680

Common stock issued for
commissions and fees in
connection with convertible
 debentures                              40,000             400          84,600                                         85,000

Issuance of common stock on
conversion of debentures                397,261           3,873         401,966                                        405,939

Compensation in connection

with repricing of options                                                13,800                                         13,800

Additional capital resulting from
beneficial conversion feature
of debentures                                                           431,250                                        431,250

Net Loss                                                                                            (3,829,043)     (3,829,043)
                                     ----------    ------------    ------------    ------------    -------------    ------------

Balance - December 31, 1999          13,983,615    $    139,836    $ 26,473,887    $   (132,741)   $ (23,252,110)   $  3,228,872
                                     ==========    ============    ============    ============    =============    ============


          See accompanying notes to consolidated financial statements.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                     1999              1998
                                               ------------      ------------

Sales                                          $    172,077      $  1,652,469

Cost of Sales                                        86,395         1,428,891
                                               ------------      ------------
Gross Profit                                         85,682          223,578

Selling, general and

administrative expenses                           2,582,586         3,536,833

Stock, options, and warrants issued for
compensation and services                         1,084,795         2,596,769

Depreciation                                        284,440          300,554

Other Income                                         37,096          144,184

NET LOSS                                       $ (3,829,043)     $ (6,066,394)
                                               ============      ============

     LOSS PER COMMON SHARE                     $      (0.28)     $      (0.48)
                                               ============      ============

Weighted average number of common
shares outstanding                               13,715,848        12,619,241
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

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999                  1998
                                                             -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of stock upon exercise of warrants, net of
  related costs                                                1,305,000             3,386,000
Repurchase of warrants                                          (500,000)                 --
Issuance of stock upon exercise of options                       244,100               413,700
Increase in deferred interest                                    (58,250)                 --
Issuance of debentures                                         1,725,000                  --
Payment of note payable                                             --                (121,759)
Proceeds from issuance of common stock                              --                 500,000
                                                             -----------           -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,715,850             4,177,941
                                                             -----------           -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  561,920              (992,749)

Cash and equivalents at beginning of year                        433,661             1,426,410
                                                             -----------           -----------

CASH AND EQUIVALENTS AT END OF YEAR                          $   995,581           $   433,661
                                                             ===========           ===========

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:

Cash payments for interest                                   $   138,477           $     4,637
                                                             ===========           ===========

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
                    Software                                5 years
                    Tools and dies                          7 years


In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets amd for Long-Lived Assets To Be Disposed Of ("SFAS 121") the Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Management believes that property and equipment, including patents, used to manufacture the Saf T Lok should generate sufficient cash flows to recover their carrying value.

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

NOTE 4  - INVENTORIES

          Inventories are compromised of the following as of December 31, 1999 and 1998.

                                               1999                  1998
                                            ----------            ----------
                                            (RESTATED)

               Finished goods               $  342,967            $  324,937
               Raw materials                 1,956,783             2,006,188
               Supplies                         22,419                26,857
                                            ----------            ----------

                        TOTAL               $2,322,169            $2,357,982

               Current portion                  97,169             2,357,982
                                            ----------            ----------
               Non-current portion          $2,225,000            $    -
                                            ==========            ==========

          During 1999 and 1998 respectively, $150,746 and $194,117 of inventory produced in the development of the Saf T Lok(R) was considered impaired due to technical advancements in the further development of the products and was written-off as obsolete.

NOTE 5  - PREPAID EXPENSES

          Prepaid expense is comprised of the following as of December 31, 1999 and 1998:

                                               1999                  1998
                                            ----------            ----------
                                            (RESTATED)

               Prepaid insurance            $   26,667             $   56,072
               Deposits - tooling               24,407                 36,357
               Prepaid legal                     7,478                 64,438
                                            ----------             ----------

                        TOTAL               $   58,522             $  156,867
                                            ==========             ==========

          A payment for international patent costs was made to the Company's patent attorney for services to be provided in 1998 and 1999. The related patents have not yet been issued.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 6  - PROPERTY AND EQUIPMENT

          Property and equipment is comprised of the following as of December 31, 1999 and 1998:

                                                 1999                   1998
                                              ----------             ----------
                                              (RESTATED)

       Equipment                              $  225,047             $  476,290
       Furniture & Fixtures                       17,375                 52,625
       Tools & Dies                            1,570,279              1,500,494
       Leasehold improvements                     13,189                 11,436
                                              ----------             ----------

                TOTAL                          1,825,890              2,040,845
                                              ----------             ----------

       Less accumulated depreciation             763,709                790,108
                                              ----------             ----------

                TOTAL                         $1,062,181             $1,250,737
                                              ==========             ==========


NOTE 7  - INCOME TAXES

          The components of the provision (benefit) for income taxes for the years ended December 31, 1999 and 1998 are comprised of the following:

                                                1999                   1998
                                             ----------             ----------
                                             (RESTATED)

               Current:                      $     --               $    --
                  Federal                          --                    --
                  State                            --                    --
                                             ----------             ----------

                                                   --                    --
                                             ----------             ----------

               Deferred:
                  Federal                          --                    --
                  State                            --                    --
                                             ----------             ----------
                        TOTAL                $     --               $    --

                                             =========-             ==========


          The following table reconciles the income tax provision (benefit) at the U.S. Statutory rate to that in the financial statements:

                                                1999                   1998
                                             ----------             ----------

               Benefit computed at 37%       $ 5,551,000            $ 4,632,000
               Less valuation allowance       (5,551,000)            (4,632,000)
                                              ----------             ----------

               Income tax benefit            $     --               $     --
                                             ==========             ===========

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

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 7  - INCOME TAXES (CONTINUED)

                                                        1999

                                                      -----------

                Benefit computed at 37%               $ 5,551,000
                Less valuation allowance               (5,551,000)
                                                       ----------

                Net deferred tax asset                $     --
                                                      ===========

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

              The future minimum lease payments required under this operating lease are as follows:

                                Year                  Amount
                             ----------           -------------


                                2000                   89,848
                                2001                   93,215
                                2002                   96,751
                                2003                   57,677
                                                  -------------
                               TOTAL                 $337,491
                                                  =============


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

              On November 15, 1999 the Company entered into a consulting agreement with Mr. Ralph Nichols for a term of three months Mr. Nichols is to provide services in the areas of sales, marketing and product development. By mutual agreement, the term was shortened to end on January 27, 2000. Mr. Nichol's total compensation consisted of $14,400 in cash and options for 9,600 shares of the Company's common stock at an exercise price of $1.50 a share. In lieu of the cash, Mr. Nichols agreed to receive an option for an additional 9,872 shares of the Company's common stock at the day's closing price of $1.46875, which is exercisable at $.01 per share

          D)  STRATEGIC ALLIANCE

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


NOTE 14 - RESTATEMENT

         The accompanying financial statements for 1999 have been restated to record inventory, which is not expected to be sold within the current operating cycle of one year, as a non-current asset. Management had originally anticipated that certain events, which did not materialize, could have positively effected the movement on inventory. Accordingly, $2,225,000 of inventories has been reclassified as a non-current asset. The restatement has no effect on the net loss for the year.

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

 Amendment to and Termination of Non-Exclusive Distribution and Pricing
 Agreement dated as of May 18, 1999, and delivered May 26, 1999, by and between the Company and USA (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 4, 1999)..........................................................10.7

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