Form 10QSB/A
period 2000-03-31
SAF T LOK INC
filed 2001-03-26
CIK 902056

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


                                  FORM 10-QSB-A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                           AS AMENDED MARCH 26, 2001

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

                             SAF T LOK INCORPORATED.
                             INDEX FOR FORM 10-QSB-A



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

   Item 5. Other Information.....................................................................................11

   Item 6. Exhibits and Reports on Form 8-K......................................................................11

     Current Reports On Form 8-K.................................................................................11

PART III SIGNATURES..............................................................................................12

                                        i

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                  2000            1999
                                                              ------------    ------------
                                                              (RESTATED)

ASSETS

CURRENT ASSETS

Cash                                                          $    418,535    $     44,430
Accounts receivable (less allowance for doubtful accounts
  Of $14,510 in 1999)                                               67,466          82,106
Note receivable                                                     20,491          13,863
Inventories                                                         98,373       2,322,708
Prepaid expenses                                                    67,500         160,779
                                                              ------------    ------------
TOTAL CURRENT ASSETS                                               672,365       2,623,886

PROPERTY AND EQUIPMENT, LESS
   ACCUMULATED DEPRECIATION                                      1,135,548       1,198,814

OTHER ASSETS
   Inventories (non-current)                                     2,240,000
   Patents (less accumulated amortization of $111,847
      and $146,928 respectively)                                   275,849         310,930
   Note receivable, less current portion                           120,123         148,285
   Other assets                                                     81,677           9,016
                                                              ------------    ------------
   TOTAL OTHER ASSETS                                            2,717,649         468,231

   TOTAL                                                      $  4,525,562    $  4,290,931
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES
   Accounts payable                                           $     37,632    $    243,951
   Note payable                                                     35,441
   Accrued expenses                                                177,019         371,061
                                                              ------------    ------------
TOTAL CURRENT LIABILITIES                                          214,651         650,453

Convertible Debentures                                             475,000
                                                              ------------    ------------

   TOTAL LIABILITIES                                               689,651         650,453

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value, 20,000,000 shares authorized,
15,350,910 and 13,749,957 shares issued and
outstanding, in 2000 and 1999, respectively                        153,510         137,500
Paid-incapital                                                  28,452,863      27,680,603
Other equity reductions                                            (47,469)     (4,254,829)
Accumulated deficit                                            (24,722,993)    (19,922,796)
                                                              ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                       3,835,911       3,640,478
                                                              ------------    ------------
TOTAL                                                         $  4,525,562    $  4,290,931
                                                              ============    ============

                SAF T LOK INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (UNAUDITED)


                                                           2000            1999
                                                       ------------    ------------

Sales                                                  $     23,843    $     49,416

Cost of Sales                                                 8,031          26,053
                                                       ------------    ------------

Gross Profit                                                 15,812          23,363

Selling, general and administrative expenses                649,577         431,072

Stock and options issued for
 compensation and services                                  773,272          35,938

Depreciation                                                 74,398          65,387

Other income                                                 10,552           9,306
                                                       ------------    ------------

NET LOSS                                               $ (1,470,883)   $   (499,728)
                                                       ============    ============

LOSS PER COMMON SHARE                                  $      (0.10)   $      (0.03)
                                                       ============    ============

Weighted average number of common shares outstanding     14,631,047      13,749,957
                                                       ============    ============

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                      2000           1999
                                                                                  -----------    -----------
Cash flows from operating activities

  Net loss                                                                        $(1,470,883)   $  (499,728)

  Adjustments to reconcile net (loss) to net cash used in operating activities:
     Depreciation and amortization                                                     74,398         65,387
     Non cash compensation to directors, officers
        and former employees                                                          477,472
     Non cash consulting fees                                                         160,800
     Issuance of stock for services                                                   135,000         35,938
     Issuance of stock for interest paid upon conversion of debentures                 11,734
     Write off of obsolete inventory                                                   20,496
     Issuance of stock for settlement of accounts payable                             183,009
     Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                                     22,918        (22,486)
        Decrease in other assets                                                          721
        Increase in prepaid expenses                                                   (8,948)       (18,451)
        (Increase) decrease in inventories                                            (36,701)        49,292
        Decrease in accounts payable                                                 (309,647)      (127,583)
        Increase in accrued liabilities                                                59,113        124,806
                                                                                  -----------    -----------

Net cash used in operating activities                                                (681,239)      (392,104)
                                                                                  -----------    -----------

Cash flows from investing activities:
   Payments received on note receivable                                                 7,671          4,438
   Payments for purchase of equipment                                                  (8,318)       (13,315)
   Stock issued for payment of equipment                                             (132,400)
                                                                                  -----------    -----------

Net cash used by investing activities                                                (133,047)        (8,877)
                                                                                  -----------    -----------

Cash flows from financing activities
   Issuance of stock upon exercise of options                                          86,000         11,750
   Increase in deferred interest                                                      (22,667)
   Issuance of stock for fees related to the debentures                               173,907
                                                                                  -----------    -----------

Net cash provided by financing activities                                             237,240         11,750
                                                                                  -----------    -----------

NET (DECREASE) IN CASH AND EQUIVALENTS                                               (577,046)      (389,231)

Cash and equivalents at beginning of period                                           995,581        433,661
                                                                                  -----------    -----------

Cash and equivalents at end of period                                             $   418,535    $    44,430
                                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash payments for interest                                                        $    69,063    $       196
                                                                                  ===========    ===========

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE QUARTERS ENDING MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES.


         The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10KSB for the year ended December 31, 1999. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1999, has been omitted. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results for the entire year ending December 31, 2000. Certain items in the March 31, 1999 financial statements have been reclassified for comparative purposes. These reclassifications have no effect on the 1999 net loss or shareholders equity. In addition, the March 31, 2000 balance sheet has been restated, as described in Note 7.


NOTE 2 - INVENTORIES.


Inventories are comprised of the following as of      2000        1999
 March 31, 2000 and 1999                           ---------    ----------
                                                   (RESTATED)


Finished goods                                     $  324,082   $  306,206
Raw materials                                       1,992,170    1,990,448
Supplies                                               22,121       26,054
                                                   ----------   ----------

                                   TOTAL           $2,338,373   $2,322,708

Current portion                                        98,373    2,322,708
                                                   ----------   ----------
Non-current portion                                $2,240,000   $     --
                                                   ==========   ==========



NOTE 3 - PREPAID EXPENSES.


Prepaid expense is comprised of the following as of     2000       1999
 March 31, 2000 and 1999                              ---------  --------
                                                      (RESTATED)


Deposits on tooling                                   $  8,956   $ 36,358
Prepaid insurance                                       46,669     42,054
Prepaid legal                                            3,292     64,438
Prepaid rent                                             8,583     17,929
                                                      --------   --------

                                   TOTAL              $ 67,500   $160,779
                                                      ========   ========



NOTE 4 - PROPERTY AND EQUIPMENT.



Property and equipment is comprised of the following as of      2000         1999
   March 31, 2000 and 1999                                   ---------    -----------
                                                             (RESTATED)
Equipment                                                    $  225,047   $  476,291
Furniture and fixtures                                           25,694       52,625
Tools and die                                                 1,702,679    1,513,807
Leasehold improvements                                           13,189       11,436
                                                             ----------   ----------

                                   TOTAL                      1,966,609    2,054,159

Less accumulated depreciation                                   831,061      855,345
                                                             ----------   ----------

                                   TOTAL                     $1,135,548   $1,198,814
                                                             ==========   ==========

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

NOTE 7 - RESTATEMENT


The accompanying balance sheet as of March 31, 2000 has been restated to record inventory, which is not expected to be sold within the current operating cycle of one year, as a non-current asset. Accordingly, inventories of $2,240,000 have been reclassified as a non-current asset. The restatement has no effect on the net loss for the quarter.


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


         The Company's inventory at the close of the first quarter of 2000 was valued at $2,338,373, which is largely unchanged from the first quarter of 1999 value of $2,322,708. Liabilities include accounts payable, accrued salaries and taxes and amounts due on the Company's convertible debentures. These debentures are valued at $475,000, and make up nearly 69% of liabilities, while accrued salaries, taxes and expenses amount to $177,019, or over 25%. Accounts payable at March 31, 2000 were $37,632, a reduction from the previous March 31 high of $243,951. Part of this reduction reflects the Company's efforts to conserve cash by reducing accounts payable through issuance of stock and stock options in payment for goods and services in lieu of cash to many of its creditors. Of the total 2000 inventory, $2,240,000 has been reclassified as a non-current asset. Management had originally anticipated that certain events, which did not materialize, could have led to the movement of inventory within the current operating cycle of one year. However, since that expectation was not realized, $2,240,000 of inventories has been reclassified as non-current.

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

                                          SAF T LOK INCORPORATED


Date: March 26, 2001                by:

                                          /s/ JOHN F. HORNBOSTEL, JR.
                                          --------------------------------------
                                          John F. Hornbostel, Jr.
                                          Secretary and General Counsel