Form 10QSB/A
period 2000-06-30
SAF T LOK INC
filed 2001-03-26
CIK 902056

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB-A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                            AS AMENDED ON MARCH 26, 2001


                          COMMISSION FILE NO.: 1-11968

                             SAF T LOK INCORPORATED
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

                  FLORIDA                             65-0142837
        ----------------------------         ----------------------------
        (STATE OR OTHER JURISDICTION         (IRS EMPLOYER IDENTIFICATION
              OF INCORPORATION)                         NUMBER)

             1101 NORTHPOINT PARKWAY, WEST PALM BEACH, FLORIDA 33407
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 478-5625
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          COMMON STOCK, $.01 PAR VALUE

                                      Class

                                   15,689,581
                         Outstanding at August 10, 2000

================================================================================

                             SAF T LOK INCORPORATED.
                             INDEX FOR FORM 10-QSB-A


PART I FINANCIAL INFORMATION........................................................................................   1

Item 1. Financial Statements........................................................................................   1

Saf T Lok Incorporated and Subsidiaries Consolidated Balance Sheets as of June 30, 2000
and 1999 (Unaudited)................................................................................................   1

Saf T Lok Incorporated and Subsidiaries Consolidated Statements of Operations for the Two
Quarters Ended June 30, 2000 and 1999 (Unaudited)...................................................................   2

Saf T Lok Incorporated and Subsidiaries Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 2000 and 1999 (Unaudited).....................................................................   3

Saf T Lok Incorporated and Subsidiaries Notes To Consolidated Financial Statements for the
Quarters Ending June 30, 2000 and 1999 (Unaudited)..................................................................   4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   6

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION..........................................................   6

Results of Operations...............................................................................................   6

Three Months and Six Months Ended June 30, 2000 Compared to Three Months and Six Months Ended June 30, 1999.........   6

Revenues ...........................................................................................................   6

Expenses ...........................................................................................................   6

Liquidity and Sources of Capital....................................................................................   9

Contemplated Strategic Alliances....................................................................................   9

Qualifications......................................................................................................   9

Sale of Debentures..................................................................................................   9

Anticipated Material Expenses.......................................................................................   9

Capital Resources and Expenditures..................................................................................   9

PART II   OTHER INFORMATION.........................................................................................   9

Item 1. Legal Proceedings...........................................................................................  10

Item 2. Changes in Securities and Use of Proceeds...................................................................  10

Common Stock........................................................................................................  10

6% Convertible Debentures...........................................................................................  10

Item 3. Defaults Upon Senior Securities.............................................................................  11

Item 4. Submission of Matters to a Vote of Security Holders.........................................................  11

Item 5. Other Information...........................................................................................  11

Item 6. Exhibits and Reports on Form 8-K and 10-QSB filed 8/10/00...................................................  11

Current Reports On Form 8-K.........................................................................................  11

PART III SIGNATURES.................................................................................................  11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000 AND 1999(UNAUDITED)


                                                                                               2000                 1999
                                                                                           ------------          ------------
                                                                                             (RESTATED)
                                     ASSETS
                                     ------
CURRENT ASSETS

Cash in bank                                                                               $    402,389          $    269,410
Accounts receivable                                                                              45,166               125,318
Note receivable                                                                                  22,572                22,371
Inventories                                                                                      94,900             2,368,846
Prepaid expenses                                                                                 62,367                57,731
                                                                                           ------------          ------------
   TOTAL CURRENT ASSETS                                                                         627,394             2,843,676
                                                                                           ------------          ------------
PROPERTY AND EQUIPMENT, LESS
ACCUMULATED DEPRECIATION                                                                      1,071,501             1,171,373
                                                                                           ------------          ------------

OTHER ASSETS

Inventories (non-current portion)                                                             2,260,000
Patents (less accumulated amortization)                                                         268,805               289,942
Note receivable, less current portion                                                           114,740               135,248
Other assets                                                                                    146,001                 9,016
                                                                                           ------------          ------------
   TOTAL OTHER ASSETS                                                                         2,789,546               434,206
                                                                                           ------------          ------------
   TOTAL                                                                                   $  4,488,441          $  4,449,255
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

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value, 30,000,000 shares authorized, 15,689,581
And 13,459,261 shares issued and outstanding, in 2000 and
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
                                                                                               ==========         ==========

                     SAF T LOK INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10KSB for the year ended December 31, 1999. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1999, has been omitted. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of results for the entire year ending December 31, 2000. Certain items in the June 30, 1999 financial statements have been reclassified for comparative purposes. These reclassifications have no effect on the 1999 net loss or shareholders equity. In addition, the June 30, 2000 balance sheet has been restated, as described in Note 6.


NOTE 2 - INVENTORIES



                                                                                                  2000               1999
                                                                                               ----------         ----------
                                                                                                (RESTATED)
Inventories are comprised of the following as of June 30, 2000 and 1999:

Finished goods                                                                                 $  360,890         $  382,118
Raw materials                                                                                   1,972,172          1,936,728
Supplies                                                                                           21,838             50,000
                                                                                               ----------         ----------
                           TOTAL                                                               $2,354,900         $2,368,846
Current portion                                                                                    94,900          2,368,846
                                                                                               ----------         ----------
Non-current portion                                                                            $2,260,000         $      -
                                                                                               ==========         ==========


NOTE 3 - PREPAID EXPENSES


                                                                                                  2000               1999
                                                                                               ----------         ----------
                                                                                               (RESTATED)
Prepaid expense is comprised of the following as of June 30, 2000 and 1999:

Deposits on tooling                                                                            $   15,457         $   36,357
Prepaid insurance                                                                                  36,668             21,374
Prepaid rent                                                                                        8,583
Prepaid other                                                                                       1,659
                                                                                               ----------         ----------
                           TOTAL                                                               $   62,367         $   57,731
                                                                                               ==========         ==========

                     SAF T LOK INCORPORATED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 4 - PROPERTY AND EQUIPMENT



                                                                                                  2000               1999
                                                                                               ----------         ----------
                                                                                               (RESTATED)
Property and  equipment  are  comprised of the following as of June 30, 2000 and
  1999:

Equipment                                                                                     $   225,578        $   481,228
Furniture and fixtures                                                                             25,694             55,423
Tool and die                                                                                    1,709,053          1,530,764
Leasehold improvements                                                                             13,189             23,526
                                                                                              -----------        -----------
                           TOTAL                                                              $ 1,973,514        $ 2,090,941


Less accumulated depreciation                                                                     902,013            919,568
                                                                                              -----------        -----------
                           TOTAL                                                              $ 1,071,501        $ 1,171,373
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


NOTE 6 - RESTATEMENT

This accompanying balance sheet as of June 30, 2000 has been restated to record inventory, which is not expected to be sold within the current operating cycle of one year, as a non-current asset. Accordingly, inventories of $2,260,000 have been reclassified as a non-current asset. The restatement has no effect on the net loss for the three months or the six months ended June 30, 2000.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 REVENUES.

The Company's total sales for the quarter ending June 30, 2000 were $10,687, compared to $81,393 in the quarter ending June 30, 1999. Purchases by law enforcement authorities made up nearly all of the sales in both quarters. The difference between the two quarterly sales revenues is largely a matter of timing. Orders from law enforcement agencies tend to be large and sporadic, often in the range of $5,000 to $10,000 each and generally amount to over eighty percent of sales for a given period. Therefore, period revenues can be greatly influenced by when one or more law enforcement orders may be shipped. For the quarter ended June 30, 1999 there were seven sizeable law enforcement shipments averaging approximately $47,000 and another for approximately $15,000. For the quarter ended June 30, 2000 there were three sizeable law enforcement orders averaging $3,100 each with the largest being approximately $5,100. Other factors that can influence sales, although normally to a much lesser extent, are the extent of opening stocking orders to new distributors and retail sales through the internet. There were no appreciable sales to distributors in either reporting period. The remainder of sales for both periods were retail sales that have no predictable pattern. Gross profits for the quarter ending June 30, 2000 were $2,383, or 22% of sales, while the quarter ending June 30, 1999 showed a gross profit of $32,689, with a 40% margin. Gross profit margins for the quarter ending June 30, 2000 were lower than the second quarter of 1999 mainly because of disproportionately higher credits from past sales falling into this period. The difference between the two quarterly sales revenues is largely a matter of timing. Gross profits for the quarter ending June 30, 2000 were $2,383, or 22% of sales, while the quarter ending June 30, 1999 showed a gross profit of $32,689, with a 40% margin. Gross profit margins for the quarter ending June 30, 2000 were lower than the same quarter of 1999 mainly because of disproportionately higher credits of $3,339 from past sales falling into this period with revenues of $14,026.


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

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

           REVENUES

           The Company's total sales for the six months ending June 30, 2000 were $34,530, compared to $130,809 for the six months ending June 30, 1999. Purchases by law enforcement authorities made up nearly all of the sales in both periods. The difference between the two quarterly sales revenues is largely a matter of timing. Orders from law enforcement agencies tend to be large and sporadic, often in the range of $5,000 to $10,000 each and generally amount to over eighty percent of sales for a given period. Therefore, period revenues can be greatly influenced by when one or more law enforcement orders may be shipped. For the six months ended June 30, 1999 there were nineteen sizeable law enforcement shipments averaging approximately $6,600 each, including one for approximately $47,000 and another for approximately $20,000. For the six months ending June 30, 2000 there were six sizeable law enforcement orders averaging approximately $4,500 each with the largest being approximately $6,400. Other factors that influence sales, although normally to a much lesser extent, are the extent of opening stocking orders to new distributors and retail sales through the internet. For the six months ended June 30, 1999 there were distributor stocking sales totaling approximately $6,000 while for the six months ending June 30, 2000 there were no significant distributor stocking sales. The remainder of sales for both periods was retail sales that have no predictable pattern. Gross profits for the six months ending June 30, 2000 were $18,195, or 52% of sales, while the six months ending June 30, 1999 showed a gross profit of $56,051, with a 42% margin. Gross profit margins for the six months ending June 30, 2000 were higher than the six months ending June 30, 1999 mainly because of higher price discounting in the six months ending June 30, 1999.

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


The Company's current and non-current inventory at the close of the quarter ending June 30, 2000 was valued at $2,354,900, which is not materially different from the quarter ending June 30, 1999 value of $2,368,846. Of the total 2000 inventory, $2,260,000 has been reclassified as a non-current asset. Management had originally anticipated that certain events, which did not materialize, could have led to the movement of inventory within the current operating cycle of one year. However, since that expectation was not realized, $2,260,000 of inventories has been reclassified as non-current. Liabilities include accounts payable, accrued salaries and taxes and amounts due on the Company's convertible debentures. These debentures are valued at $925,000, and make up nearly 90% of liabilities, while accrued expenses amount to $28,155, or less than 3%. Accounts payable at June 30, 2000 were $67,205, a reduction from the previous June 30 high of $234,759. Part of this reduction reflects the Company's efforts to conserve cash by reducing accounts payable through issuance of stock and stock options in payment for goods and services in lieu of cash to some of its creditors.




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

-----------------------------

(1) Filed on Form 10-QSB 08/10/00


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

                                           SAF T LOK INCORPORATED


Date:  March 26, 2001                  By: /s/ JOHN F. HORNBOSTEL, JR.
                                           -------------------------------------
                                               John F. Hornbostel, Jr.
                                               Secretary, General Counsel