Form 10QSB/A
period 2000-09-30
SAF T LOK INC
filed 2001-03-26
CIK 902056

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                            AS AMENDED MARCH 26, 2001

                          COMMISSION FILE NO.: 1-11968

                             SAF T LOK INCORPORATED
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

              FLORIDA                                   65-0142837
  ----------------------------            ------------------------------------
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

Item 5. Other Information.............................................................................................11

Item 6. Exhibits and Reports on Form 8-K..............................................................................11

Current Reports On Form 8-K...........................................................................................11

PART III SIGNATURES...................................................................................................11

PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     SAF T LOK INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       AS OF SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



                                     ASSETS
                                     ------
                                                                                             2000                  1999
                                                                                        ---------------       ---------------
                                                                                         (RESTATED)
CURRENT ASSETS

Cash in bank                                                                              $     148,077         $      69,466
Accounts receivable                                                                              70,655                55,875
Note receivable                                                                                  21,325                21,262
Inventories                                                                                      98,573             2,472,515
Prepaid expenses                                                                                103,040               159,029
                                                                                        ---------------       ---------------
   TOTAL CURRENT ASSETS                                                                         441,670             2,778,147
                                                                                        ---------------       ---------------

PROPERTY AND EQUIPMENT, LESS
ACCUMULATED DEPRECIATION                                                                      1,000,454             1,108,115
                                                                                        ---------------       ---------------

OTHER ASSETS

Inventories (non-current)                                                                     2,210,000
Patents (less accumulated amortization)                                                         261,759               279,372
Note receivable, less current portion                                                           109,248               130,177
Other assets                                                                                     25,190                79,770
                                                                                        ---------------       ---------------
   TOTAL OTHER ASSETS                                                                         2,606,197               489,319
                                                                                        ---------------       ---------------
   TOTAL                                                                                  $   4,048,321         $   4,375,581
                                                                                        ===============       ===============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------

CURRENT LIABILITIES:

Accounts payable                                                                          $     205,435         $     207,028
Accrued expenses                                                                                 81,835                27,379
                                                                                        ---------------       ---------------
   TOTAL CURRENT LIABILITIES                                                                    287,270               234,407

DEBENTURES PAYABLE                                                                              175,000               325,000
                                                                                        ---------------       ---------------
   TOTAL LIABILITIES                                                                            462,270               559,407
                                                                                        ---------------       ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value, 30,000,000 shares authorized, 16,465,346
and 13,644,212 shares issued and outstanding, in 2000 and 1999, respectively                    164,655               136,442
Paid-in capital                                                                              29,671,722            25,783,629
Other equity reductions                                                                                              (218,013)
Accumulated deficit                                                                         (26,250,326)          (21,885,884)
                                                                                        ---------------       ---------------

   TOTAL SHAREHOLDERS' EQUITY                                                                 3,586,051             3,816,174
                                                                                        ---------------       ---------------

   TOTAL                                                                                  $   4,048,321         $   4,375,581
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
                                                                                       ==================  =================

                      SAF T LOK INCORPORATED & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2000 & 1999

                                   (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES


The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10KSB for the year ended December 31, 1999. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1999, has been omitted. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of results for the entire year ending December 31, 2000. Certain items in the September 30, 1999 financial statements have been reclassified for comparative purposes. These reclassifications have no effect on the 1999 net loss or shareholders equity. In addition, the September 30, 2000 balance sheet has been restated, as described in Note 6.


NOTE 2 - INVENTORIES



                                                                                                  2000               1999
                                                                                              -----------         ----------
                                                                                              (RESTATED)
Inventories are comprised of the following as of September 30, 2000 and 1999:

Finished goods                                                                                 $  360,451         $  430,064
Raw materials                                                                                   1,926,351          1,992,451
Supplies                                                                                           21,771             50,000
                                                                                               ----------         ----------
   TOTAL                                                                                       $2,308,573         $2,472,515
Current portion                                                                                    98,573          2,472,515
                                                                                               ----------         ----------
Non-current portion                                                                            $2,210,000         $   -
                                                                                               ==========         ==========


NOTE 3 - PREPAID EXPENSES

                                                                                              2000               1999
                                                                                       ------------------  -----------------
                                                                                           (RESTATED)
Prepaid expense is comprised of the following as of September 30, 2000 and 1999:

Deposits on tooling                                                                             $  15,457          $  36,357
Prepaid insurance                                                                                  78,709              6,380
Prepaid rent                                                                                        8,874             16,916
Deferred interest, current portion                                                                                    89,376
Prepaid legal                                                                                                          5,000
Prepaid consulting                                                                                                     5,000
                                                                                       ------------------  -----------------
   TOTAL                                                                                        $ 103,040         $  159,029
                                                                                       ==================  =================

                     SAF T LOK INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

                                                                                               2000               1999
                                                                                        ----------------- ------------------
                                                                                            (RESTATED)
Property and equipment is comprised of the following as of September 30, 2000 and 1999:

Equipment                                                                                      $  225,577         $  404,697
Furniture and fixtures                                                                             25,694             55,713
Tools and die                                                                                   1,709,054          1,530,764
Leasehold improvements                                                                             13,189             24,762
                                                                                       ------------------  -----------------
   TOTAL                                                                                      $ 1,973,514         $2,015,936

Less accumulated depreciation                                                                     973,060            907,821
                                                                                       ------------------  -----------------
   TOTAL                                                                                       $1,000,454         $1,108,115
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


NOTE 6 - RESTATEMENT

The accompanying balance sheet as of September 30, 2000 has been restated to record inventory, which is not expected to be sold within the current operating cycle of one year, as a non-current asset. Accordingly, inventories of $2,210,000 have been reclassified as a non-current asset. The restatement has no effect on the net loss for the three months and nine months ended September 30, 2000.

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


The Company's inventory at the close of the quarter ending September 30, 2000 was valued at $2,308,573, compared to the quarter ending September 30, 1999 value of $2,472,515. Of the total 2000 inventory, $2,210,000 has been reclassified as a non-current asset. Management had originally anticipated that certain events, which did not materialize, could have led to the movement of inventory within the current operating cycle of one year. However, since that expectation was not realized, $2,210,000 of inventories has been reclassifed as non-current.


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

CONTEMPLATED STRATEGIC ALLIANCES.

As Company sales have not yet reached a level sufficient to sustain operations, the Company is seeking a strategic alliance to provide either an immediate revenue stream or the marketing expertise to help increase sales revenues to a self-sustaining, profitable level, or both. To effectuate this plan, the Company has engaged the investment banking firm of Friedman, Billings, Ramsey & Co., Inc., for a period of one year, for advice about potential mergers, acquisitions and similar business combinations. The Company is having continued discussions with potential candidates but, to date, has not come to agreement with any parties and there can be no assurances that any transactions will result.

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

                                              SAF T LOK INCORPORATED


Date: March 26, 2001                       By:

                                              /s/ JOHN F. HORNBOSTEL, JR.
                                              ---------------------------------
                                              John F. Hornbostel, Jr.
                                              Secretary, General Counsel