Form 10KSB
period 2000-12-31
SAF T LOK INC
filed 2001-04-16
CIK 902056

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          --------------------------


                                  FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2000

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

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in the form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   The Company's total revenues for its fiscal year ended December 31, 2000, were $138,312.

   The aggregate market value of the Company's voting stock held by non-affiliates (all persons other than executive officers or directors) of the Company on March 31, 2001 (based upon the average bid and asked prices of such stock on The Nasdaq Stock Market, Inc. on that date) was approximately $6,178,621.

   On March 31, 2001, there were 16,465,346 shares of the registrant's common stock outstanding.

===============================================================================

PART I .......................................................................1
  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION: ................1
 Item 1.  Description of Business ............................................1
  COMPANY HISTORY ............................................................1
  THE SAF T LOK-Registered-Trademark GRIP LOCK ...............................1
  THE SAF T LOK-Registered-Trademark MAGAZINE LOCK ...........................1
  COMPATIBLE FIREARMS.........................................................2
     GUN BRANDS AND MODELS....................................................2
  SAF T LOK-Registered-Trademark CUSTOMERS....................................3
     LAW ENFORCEMENT USE .....................................................3
     CONSUMER USE ............................................................4
     GENERAL SERVICES ADMINISTRATION CONTRACT ................................4
  ENDORSEMENTS ...............................................................4
  METHODS OF DISTRIBUTION ....................................................4
  COMPETITIVE BUSINESS CONDITIONS ............................................5
     THE AFTERMARKET .........................................................5
     THE ORIGINAL EQUIPMENT MARKET ...........................................5
  MATERIALS, SUPPLIERS AND MANUFACTURING .....................................6
  PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION ............................6
  GOVERNMENTAL REGULATION AND REGULATORY REQUIREMENTS ........................6
  PRODUCT DEVELOPMENT ........................................................7
  EMPLOYEES ..................................................................7
  PUBLIC AVAILABILITY OF COMPANY INFORMATION .................................7

 Item 2.  Description of Property ............................................7

 Item 3.  Legal Proceedings ..................................................7

 Item 4.  Submission of Matters to a Vote of Security Holders ................8

PART II ......................................................................8
 Item 5.  Market for the Company's Common Equity and Related Stockholder
    Matters ..................................................................8
  LISTING AND TRADING PRICES .................................................8
  ISSUANCE AND SALE OF SECURITIES ............................................9
     6% CONVERTIBLE DEBENTURES ...............................................9
     COMMON STOCK ............................................................9

 Item 6.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations ....................................................9
  REVENUES AND EXPENSES .....................................................10
  LIQUIDITY AND SOURCES OF CAPITAL ..........................................12
     SALE OF DEBENTURES .....................................................12
     NON-CASH PAYMENTS AND SALARY DEFERRALS .................................12
     CONTEMPLATED STRATEGIC PARTNERSHIPS ....................................12
     OTHER FINANCING EFFORTS ................................................12
  PRODUCT LIABILITY .........................................................12
  ANTICIPATED MAJOR EXPENSES ................................................12
  CAPITAL RESOURCES AND EXPENDITURES ........................................12
  OUTLOOK ...................................................................12
     GUN SAFETY ADVANCES ....................................................13

 Item 7.  Financial Statements and Supplementary Data .......................13

 Item 8.  Changes in Accountants ............................................13

PART III ....................................................................14
 Item 9.  Directors and Executive Officers of the Registrant ................14
  BUSINESS EXPERIENCE .......................................................14
  SIGNIFICANT EMPLOYEES AND FAMILY RELATIONSHIPS ............................14
  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE ...................15

 Item 10. Executive Compensation ............................................15
  SUMMARY COMPENSATION TABLE ................................................15
  OPTION/SAR GRANTS TABLE ...................................................15
  AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE ........16
  REPORT ON REPRICING OF OPTIONS ............................................16
  COMPENSATION OF DIRECTORS .................................................16
  EMPLOYMENT AND CONSULTING AGREEMENTS ......................................16

 Item 11.  Security Ownership of Certain Beneficial Owners and Management....17

 Item 12.  Certain Relationships and Related Transactions ...................17

 Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...17

  FINANCIAL STATEMENTS: .....................................................17

  EXHIBITS TO FORM 10KSB: ...................................................17

  CURRENT REPORTS ON FORM 8-K ...............................................17

PART I

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

THE SAF T LOK-Registered-Trademark MAGAZINE LOCK

   Like the Grip Lock, the Saf T Lok-Registered-Trademark Magazine Lock is a precision, miniaturized, all mechanical, combination lock that attaches to the handgun, is easily installed, removed and operated by a gun owner, and when unlocked, neither hampers nor interferes with the use of the gun. It has two combination buttons that each move in two directions, yielding 10,000 possible combinations. The Magazine Lock replaces the gun's magazine. The locking mechanism, located at the bottom of the lock/magazine, occupies the space of four to six cartridges, depending on the caliber. The Magazine Lock is installed by inserting the Saf T Lok-Registered-Trademark Magazine Lock into the gun's magazine receptacle. When locked, a lever engages the trigger bar or similar part of the gun's firing mechanism, a second lever locks over the trigger bar or frame to prevent removal of the magazine. The lock is disengaged by entering a four-digit combination, which can also be personalized.

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

   GUN BRANDS AND MODELS

   At this time, Saf T Lok-Registered-Trademark gun locks are available for the following gun brands and models:

COLT, SPRINGFIELD, AUTO ORDINANCE SINGLE COLUMN, SEMI-AUTOMATIC PISTOLS
1911-A1 & clones                                       Commander & clones
Officer, Compact & clones
(Will not work properly with some replacement or extended safety levers.)


ROSSI REVOLVERS GLOCK
(will not fit M-877, 677 and Lady Rossi)
Model M-68                                              Model 17 9 mm
Model M-720                                             Model 19 9 mm
Model M-88                                              Model 22/24 40 cal
Model M-851                                             Model 23 40 cal
Model M-515                                             Model 26 9 mm
Model M-971                                             Model 27
Model M-518
Model M-971-VRC                                         BERETTA
                                                        Model 92 9 mm
                                                        Model 96 40 cal
RUGER REVOLVERS                                         Model 92 9 mm
SP 101                                                  Model 96 40 cal

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

   LAW ENFORCEMENT USE

   Saf T Lok-Registered-Trademark gun locks are issued by police and other law enforcement organizations for use by their officers, for the off-duty home storage of handguns in daily use. Currently, Saf T Lok-Registered-Trademark gun locks have been purchased by:

    -    the Arlington County Sheriff's Department, Arlington, Virginia;
    -    the Boston Police Department, Boston, Massachusetts;
    -    the Carbondale Police Department, Carbondale, Colorado;
    -    the Dothan Police Department, Dothan, Alabama;
    -    the Elmira Police Department, Elmira, New York;
    -    the Evans Police Department, Angola, New York;
    -    the Cambridge Police Department, Cambridge, Massachusetts;
    -    the Coral Springs Police Department, Coral Springs, Florida;
    -    the Cumberland County Sheriffs Department, Fayetteville, North
         Carolina;
    -    the Garwood Police Department, Garwood, New Jersey;
    -    the Gloucester Police Department, Gloucester, Massachusetts;
    -    the Grant County Sheriffs Department, Lancaster, Wisconsin;
    -    the Hallandale Police Department, Hallandale, Florida;
    -    the Harnett County Sheriff's Department, Lillington, North
         Carolina;
    -    the Harvard University Police & Security, Cambridge,
         Massachusetts;
    -    the Key Biscayne Police Department, Key Biscayne, Florida;
    -    the Logan Police Department, Logan, Utah;
    -    the Los Angeles Unified School District Police, Los Angeles,
         California;
    -    the Macomb Police Department, Macomb, Illinois;
    -    the Maryland National Capitol Park Police, Silver Springs,
         Maryland;
    -    the Metro Washington Transit Police, Washington, DC;
    - the Metro Washington Airport Authority, Washington, DC, at Reagan National and Dulles Airports;
    -    the Miami Springs Police Department, Miami Springs, Florida;
    -    the Monroe County Sheriffs Department, Bloomington, Indiana;
    -    the National Park Service, Brunswick, GA;
    -    the Navajo Nation Department of Public Safety, Window Rock,
         Arizona;
    -    the Niles Police Department, Niles, Illinois;
    -    the North Carolina State Highway Patrol, Raleigh, North Carolina;
    -    the Norwood Police Department, Norwood, Massachusetts;
    -    the Oaklawn Police Department, Oaklawn, Illinois;
    -    the Orland Park Police Department, Orland Park, Illinois;
    -    the Owen County Sheriffs Department, Spencer, Illinois;
    -    the Palm Beach County Sheriffs Department, West Palm Beach,
         Florida;
    -    the Palmetto Police Department, Palmetto, Florida;
    -    the Springfield Police Department, Springfield, New Jersey;
    -    the Sullivan County Sheriffs Department, Sullivan, Indiana;

    -    the U.S. Customs, Washington, DC;
    -    the U.S. Immigration & Naturalization Service, Altoona,
         Pennsylvania;
    -    the U.S. Marshals, Boston, Massachusetts;
    -    the Office of Inspector General, U.S. Nuclear Regulatory
         Commission, Washington, DC;
    -    the Volusia County Sheriff's Department, Daytona beach, Florida; and
    - the Wisconsin Department of Justice, Division of Narcotics, Madison, Wisconsin.


   The Company believes that the law enforcement community presents a substantial market for Saf T Lok-Registered-Trademark gun locks. According to the Department of Justice, the more than 700 general purpose State and local law enforcement agencies that employ 100 or more full-time sworn personnel collectively employ more than 381,000 such personnel. Former U.S. Housing Secretary, Andrew Cuomo estimates that governments at all levels together buy more than 500,000 police guns annually.

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

  GENERAL SERVICES ADMINISTRATION CONTRACT

   In March 1999, the U.S. General Services Administration (GSA), the purchasing arm of the Federal government, awarded a five-year contract to the Company for its products (the "GSA Contract"). The contract with the GSA's Federal Supply Service runs from March 1, 1999, through February 29, 2004. While the contract does not obligate the federal government to purchase any of the Company's products, it allows federal law enforcement agencies and other departments and offices in all fifty states, Washington D.C., Puerto Rico and the Virgin Islands to procure Saf T Lok-Registered-Trademark gun locks directly from the Company, or over the Internet from GSA Advantage, on the best pre-negotiated terms. Several law enforcement agencies have taken advantage of this contract when purchasing locks.

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

   - FRATERNAL ORDER OF POLICE. In June 1998, Saf T Lok-Registered-Trademark became the only gun locking device endorsed by the Fraternal Order of Police (FOP), one of the most prominent police labor organizations in the country, with over 272,000 members.

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

   Resources were therefore devoted to development of the Magazine Lock, and further promotional efforts delayed until the product line was completed. Nearing completion of the Magazine Lock and lacking adequate funds to develop the consumer market, the Company split its marketing effort into two portions, the retail consumer market and the law enforcement market. In early 1998 the Company entered a distribution agreement with United Safety Action, Inc. to develop the retail consumer market. This agreement was terminated in 1999 because the Company was dissatisfied with USA's performance under the contract.

   The Company currently conducts its own distribution, through retail stores, the Internet and direct sale to law enforcement authorities. In 2000, most of the Company's sales revenues were derived from sales to ten law enforcement agencies. Additional methods of distribution and third party distributors are currently being explored.


   COMPETITIVE BUSINESS CONDITIONS

     The Aftermarket

   The Company's competitors include Master Lock, manufacturer of trigger locks, numerous manufacturers of safes and lock-boxes, as well as upcoming developers of "smart gun" technology like Colt's Manufacturing Co. Some or all of these competitors may be larger, better capitalized companies with a longer production history and existing distribution channels. The Company's products compete with lock boxes, trigger locks, cable locks, ring locks and the evolving smart guns. Many of these products are more widely known and less expensive than the Company's products. In addition, while the Company believes that there are no generally available comparable products on the current market at a similar price, it nevertheless expects competitors to attempt development of similar products, possibly reducing the Company's sales or profit margins or both. A catalog retailer is liquidating some Company products at extremely low prices, which came from inventory at United Safety Action, Inc., a former Company distributor.

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

     The Original Equipment Market

   All major gun manufacturers are either including a locking device, such as a trigger lock or a cable lock, with their guns or have developed locking devices built into or attaching to the gun. Most of these are simple, inexpensive key operated devices that suffer the same drawbacks and inconvenience of use as similar aftermarket products. Some gun manufacturers have had to recall a large number of such devices as testing by the federal Consumer Products Safety Council has shown the devices to fail under certain conditions. The attractiveness of this approach by the gun manufacturers is one of low cost and easy implementation.

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

   The manufacturing of Saf T Lok-Registered-Trademark gun lock components is subcontracted to various specialists. For example, Dynacast and Meier Tool Engineering are the die manufacturers who cast and stamp the lock components. Vintage Industries, a grip manufacturer, injection molds rubber gun grips. The Magazine Lock tube and levers are currently being manufactured by ProMag Industries, Inc., a well-known magazine manufacturer. Plastic molding is provided by Modern Molding and machining is done by Microtool Engineering and Netam Industries. The gunlocks are assembled, tested for quality assurance and packaged for distribution at the Company's West Palm Beach, Florida location. The Company has demonstrated capacity to assemble and ship 5,000 locks per week, and can increase to approximately 10,000 units per week if needed.

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

GOVERNMENTAL REGULATION AND REGULATORY REQUIREMENTS

   Neither the Company nor Saf T Lok-Registered-Trademark gun locks are subject to specific governmental regulation or standards, although the sale of handguns is heavily regulated. However, several states have considered types of enhanced gun regulation that impact handgun safety locks and recently the federal Consumer Products Safety Council has contracted with the American Society for Testing and Materials ("ASTM") to set standards and test procedures for gun locking devices. ASTM's first meeting to develop standards is on April 11, 2001. The Company welcomes this effort as previous serious studies of gun locks, such as done by the State of Maryland before they passed their landmark 2000 legislation, have put the Company's products in good light.

   Both federal and state governments have been reviewing ways to increase gun safety and minimize gun violence. One way of accomplishing this is to require gun manufacturers to incorporate safety devices similar to the Company's products into all handguns sold. The first regulation of this kind was passed by the Maryland state legislature in early April 2000, and signed into law by Governor Glendening on April 11, 2000. More than half a dozen states are considering similar laws. Although gun manufacturers have uniformly resisted this kind of legislation in the past, this view is changing. For example, Smith & Wesson agreed in March of 2000 to include safety locks with all handguns it sells. They will provide external locks initially, and internal ones within the next few years.

PRODUCT DEVELOPMENT

   During 2000, the Company spent $29,333 on design of new product models and prototyping new lock designs and $229,574 on tooling revisions and obsolescence of older parts due to the Company's continuous product upgrading program. Design of gun locks for Glock Models 20 and 21, the Smith & Wesson 9mm and 40 caliber high capacity semi-automatic pistols, and the Walther Models P99/S&W SW99 are near completion. In 1999, the Company spent approximately $64,145 on product development, mostly allocated to the commencement of the design of the new product models cited above and miscellaneous tooling revisions.

EMPLOYEES

   Including its executive officers, as of December 31, 2000, the Company had five full time employees. None of the these employees was covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

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

ITEM 2.  DESCRIPTION OF PROPERTY

   The Company leases approximately 12,000 square feet of office, assembly and warehouse space in West Palm Beach, Florida, at an annual rental of $104,600. The lease term is through July 2003. In September 1998 the assembly and warehousing operations were moved into this facility and in January 1999, the corporate offices were consolidated into this facility. The Company believes such facility is adequate to meet its foreseeable requirements.

ITEM 3.  LEGAL PROCEEDINGS

   On May 29, 1998 the Company received notice of an informal inquiry by the SEC Division of Enforcement concerning activities between January 1, 1996 and May 29, 1998 and focusing on the Company's description of the terms of the Distribution Agreement, which is described in "Methods of Distribution-- Termination of USA Distribution Agreement." The Company complied with all document production requests and Mr. Brooks appeared for subpoenaed testimony on February 18, 1999. At that time the Company received a copy of the Commission's Order Directing Private Investigation and Designating Officers to Take Testimony dated September 22, 1998, File No. HO-3451, citing possible violations of the Federal Securities Laws by Company management over an extended period. On December 20, 2000, pursuant to an Offer of Settlement made by the Company, the Securities and Exchange Commission and the Company reached a settlement with respect to the Division of Enforcement's investigation of the Company that began in mid-1998.

   As part of the settlement, and solely for the purpose of proceedings with the Commission, the Company, without admitting or denying the Commission's findings, consented to the entry of the Commission's findings and the entry of the Commission's Order Instituting Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934 And Imposing Cease and Desist Order (Litigation Release No.16835; Administrative File No. 3-10395, December 20, 2000). Specifically, the Commission found that certain of the Company's press releases and public filings made in 1997 and 1998 concerning a 1997 private equity offering and various business arrangements violated Sections 10(b) and 13(a) of the Exchange Act and Rules 10b-5, 12b-20, 13a-11, and 13a-13 thereunder. The Commission likewise found that the Company violated the Exchange Act with respect to inaccurate projections contained in a 1998 analyst's report that the Company had reviewed and for which it paid a fee. The Commission's Order prohibits the Company from committing or causing any future violations of the statutes and rules referred to herein.

   Simultaneously, the Company's President, Franklin Brooks, and former president, John Gardner, settled the Commission's claims against them with respect to the matters described above. Messrs. Brooks and Gardner, without admitting or denying the allegations set forth in the Commission's complaint (Civ. No. 00-9110, United States District Court for the Southern District of Florida, Miami Division (filed December 20, 2000)) consented to the entry of final judgment permanently enjoining them from future violations of the statutes and rules referred to herein and imposing civil penalties against each of them in the amount of $55,000. In accordance with Florida law and the Company's settlement agreement with Mr. Gardner concerning the termination of his employment, a committee of the Company's board of directors not including Messrs. Brooks or Gardner has concluded that Messrs. Brooks and Gardner had acted in good faith and that the Company should reimburse them for the penalties. The Company also provided Messrs. Brooks and Gardner a legal defense. The Company's insurance carrier has denied coverage of defense costs related to this investigation.

   On August 17, 1999, the Company was named as defendant in a declaratory judgment action pending in the United States District Court for the District of Arizona by Safe-T-Hammer, Inc., Case No. CIV 99-1479-PHX-RGS. The plaintiff seeks a declaratory judgment that its trademark does not infringe upon the Saf T Lok-Registered-Trademark trademark, to invalidate the Saf T Lok-Registered-Trademark trademark, and attorneys fees and costs. On December 5, 2000 the Company and the defendant reached an agreement and the suit has been terminated.

   On March 28, 2000, Winner Holding LLC, Winner Club LLC and James E. Winner Jr. (collectively, "Winner") filed a complaint against the Company and Mr. Brooks in the United States District Court for the Western District of Pennsylvania (Case No. 00-610). The suit arises from discussions between the parties regarding a possible merger. Winner's complaint purports to allege, among other things, causes of action for breach of contract, fraud, negligent misrepresentation and breach of duty to negotiate in good faith, and seeks compensatory damages in excess of $75,000 for each cause of action. Winner is also seeking a permanent injunction preventing the Company from being acquired by another party, as well as punitive damages of at least $5,000,000. On March 12, 2001, Winner withdrew the complaint with prejudice.

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS LISTING AND TRADING PRICES

   The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "LOCKC". On April 6, 2001, the closing trade price for the Company's Common Stock was $ $0.281. As of March 31, 2001, there were approximately 445 stockholders of record. The Company believes that there are approximately 9,000 beneficial owners of its Common Stock.

   The Company historically has not paid cash dividends and does not intend to pay such dividends in the foreseeable future. The Company intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes.

   The following table sets forth the range of high and low bid price quotations obtained from the National Quotation Bureau, LLC for the Common Stock for the two fiscal years ended December 31, 1999 and 2000 and for the quarter ended March 31, 2001. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                            HIGH         LOW

YEAR ENDING DECEMBER 31, 1999:

    First Quarter..........................2.375       1.03125
    Second Quarter.........................3.84375     1.1250
    Third Quarter..........................2.50        1.5625
    Fourth Quarter.........................1.71875     1.03125

YEAR ENDING DECEMBER 31, 2000:

    First Quarter..........................3.53125     1.125
    Second Quarter.........................4.438       1.188
    Third Quarter..........................1.313       0.75
    Fourth Quarter.........................0.906       0.125

YEAR ENDING DECEMBER 31, 2001:

    First Quarter..........................0.719       0.156

   On February 2, 2001 the Company disclosed that it had received a NASDAQ Staff determination that the Company failed to meet the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4), and that its common stock was, therefore, subject to delisting from the NASDAQ SmallCap Market. The Company was notified it also will be required to demonstrate its ability to sustain long term compliance with all applicable Nasdaq maintenance criteria. The Company requested, and was granted a hearing on March 9, 2001 before a Nasdaq Listing Qualifications Panel to review the Staff determination. On March 28, 2001 the Company disclosed that it had received a decision from the Panel that allows the Company's stock to continue to be listed, under a temporary exception, on the Nasdaq Small Cap Market and that it has until May 4, 2001 to demonstrate compliance with Nasdaq's minimum bid price requirement, as well as all of Nasdaq's continued listing requirements.

ISSUANCE AND SALE OF SECURITIES

   6% CONVERTIBLE DEBENTURES

   The Company sold $875,000 worth of 6% convertible debentures ("Debentures") in May 2000 through J.P. Carey Securities, Inc., ("Carey") to one accredited investor. Carey, with its business partner, Pegasus Capital, Inc., and their attorneys, received aggregate commissions composed of 43,750 shares of Common Stock, $82,500 in cash, and legal fees of $5,000. An additional escrow fee of $1,250 was also paid. The Debentures and compensatory shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act (a "Section 4.2 Exemption"). The registration statement covering the Common Stock issuable upon conversion of the debentures and the compensatory shares was filed on August 17, 2000 and has not yet become effective.

   The debentures bear interest at the rate of 6% per year. The remaining $175,000 of debentures mature on May 26, 2002. Upon conversion, the outstanding principal amount of the debentures will be converted into Common Stock at a 20% discount off market price, subject to a minimum conversion price of $1.00 per share and a maximum conversion price of $2.00 per share. If the debentures are converted prior to maturity, the Company may, at its sole option, elect to pay any interest due in cash or in Common Stock which has been registered by the Company. To the extent that the debentures are not converted prior to their maturity dates, the principal and interest shall convert to Common Stock at a 20% discount off market price, unless cash payment is demanded by the holders, at their option. The Debenture certificates bear restrictive legends addressing the transferability of the debentures and the underlying Common Stock.

   COMMON STOCK

   During the fourth quarter of 2000 none of the Company's Common Stock was issued.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company anticipates that rising public concern for heightened gun safety as a means of slowing increases in gun violence will significantly affect its financial condition in the future. President Clinton's directive to federal law enforcement agencies, encouraging them to provide their officers with gun safety locks, should have a similar positive effect, particularly because the Company's products have been commended by several important police organizations. Finally, gun manufacturers, beginning with Smith & Wesson, are beginning to embrace gun safety locks as a way of improving their products and minimizing liability, which should similarly broaden the market for products like those produced by the Company. The events contributing to this trend are discussed more completely in "Outlook-Gun Safety Advances."

REVENUES AND EXPENSES

   The Company's total revenues in 2000 were $138,312, compared to $209,174 in 1999. In 2000 the Company continued to focus its efforts on sales to the law enforcement community, and $109,158 in revenues were generated the majority of which were from sales to ten law enforcement agencies. By contrast, in 1999, $141,670 of the total $172,077 was raised by sales to twenty-nine such organizations. Sales to the law enforcement community have been less in the first quarter of 2001, reflecting a downward trend of sales activities which the Company has taken steps to improve through the change in control of the Company, see "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT".

   The following table compares gross profit margin, revenues and losses between fiscal years 2000 and 1999. Parentheses indicate losses:

   CATEGORY                            2000                   1999
                                 ACTUAL   PER SHARE     ACTUAL   PER SHARE

Losses....................... ($6,563,494)  ($.42)   ($3,829,043)  ($.28)
Sales Revenues...............  $  109,158      --     $  172,077      --
Other Revenues...............  $   29,154      --     $   37,097      --
Gross Profit Margin..........          39%     --             49%     --


   "Other Revenues" were mostly generated by short term investment of cash on hand, interest on the note receivable and payments received for licenses.

   The following table compares the Company's major expense categories between 2000 and 1999:


    Category                                             2000        1999
    --------                                             ----        ----

 Consulting Fees, Marketing Fees and Commissions.... $  102,568  $  148,066
 Salaries and Wages.................................  1,110,653     963,792
 Advertising and Sales Promotion ...................    116,059     200,097
 Legal, Accounting and Professional Fees............    663,948     833,111
 Allowance for Doubtful Accounts....................      8,000           0
 Product Development................................     29,333      64,146
 Expenses Associated with reduction in valuation of:
     Inventories....................................  2,057,659           0
     Tools and Dies (net of depreciation)...........    859,317           0
     Patents (net of depreciation)..................    254,713           0
Miscellaneous.......................................  1,406,733   1,639,411



   CONSULTING FEES, MARKETING FEES AND COMMISSIONS. In 2000, the major costs in this category were $250,000 in fees to Friedman Billings & Ramsey, Inc. in connection with the Company's search for a strategic alliance partner, partially offset with a credit of $197,300 for repricing the options held by certain consultants following a Black-Scholes evaluation. In 1999, consulting fees amounted to $123,328, split between expenses relating to public relations and business plan preparation. The charge for repricing the options held by certain consultants following a Black-Scholes evaluation in 1999 was $13,800.

   In connection with the February 10, 1998 purchase order from D & W Enterprises and the February 11, 1998 USA Distribution Agreement, the broker required the Company to issue to Atom Corp., Danvers Investment Corp. and Amexcorp Limited, which the Company believes were either affiliates of or controlled by the broker, as a finder's fee a total of warrants to purchase 2,000,000 shares of the Company's common stock for $5 per share. The warrants were subsequently repurchased by the Company at a price of $.25 per share in May 1999 as a part of a larger transaction that included the termination of the USA Distribution Agreement.

   The Company notes that in November of 1999, after a lengthy trial in an unrelated matter, the broker was convicted of seventy-eight counts of racketeering, wire fraud, money laundering and other crimes in connection with the looting of millions of dollars from a life insurance company. The broker fled during the start of jury deliberations, and is considered a fugitive by the FBI. He was sentenced in absentia to 845 years in prison and ordered to pay a $123 million fine and another $125 million in restitution. Accordingly, the Company believes it has no recourse against Weiss for any fraud he may have perpetuated against the Company.

   INVENTORY LIABILITY. The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair market value.

   SALARIES AND WAGES. Cash compensation expense to Company employees in 2000 was $450,712 as compared to $587,080 in 1999. reflecting a relatively level amount of activity between the two years. The remaining compensation for 2000 consisted mainly of non-cash stock options issued to former employees, $135,000 to Ralph Nichols as part of his employment agreement and $392,000 to John Gardner as settlement for a wrongful termination suit brought against the Company and $132,741 of amortization of deferred compensation. The remaining compensation for 1999 was allocated between the amounts realized by executive officers and key employees who exercised options in 1999 ($91,575), and the non-cash amortization of stock options ($341,088).

   ADVERTISING AND SALES PROMOTION. Advertising and sales promotion expenses decreased some in 2000, reflecting the Company's decreased sales activities.

   LEGAL, ACCOUNTING AND PROFESSIONAL FEES. These expenses decreased in 2000, reflecting reduced costs as a result of the settlement of various lawsuits against the Company, offset to a lesser degree, by increased costs involved in responding to the SEC investigation and in legal costs related to the search for a strategic alliance partner (see "LEGAL PROCEEDINGS"). Accounting and professional fees remained stable from 1999 to 2000. In 1999, approximately $100,680 owed to Company counsel, Ruben & Aronson, LLP, was paid in Common Stock rather than cash.

   ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company provided for $8,000 of potentially uncollectable accounts in 2000 but did not provide for doubtful accounts in 1999.

   PRODUCT DEVELOPMENT COSTS. Product development costs decreased from 1999 levels as the Company' development of locks for the law enforcement market became more complete. However, the Company did spend an additional $200,923 for tooling for additional models of guns, the majority of which it paid for in a non-cash transaction by the issuance of common stock.

   INVENTORY, TOOLS AND DIES, AND PATENT RE-VALUATION.

   The Company had a disproportionately high level of inventory since following termination of the USA Distribution Agreement in 1999. During both 1999 and 2000, management anticipated the occurrence of certain events, that would have led to the movement of inventory within the current operating cycle of one year. Since that expectation did not materialize, $2,225,000 of inventories was reclassified as a non-current asset in 2000. The Company amended its 1999 year end financial statement as well as its three quarterly statements for 2000 in March 2001 to reflect the reclassification. During 2000, as management continued to seek strategic alliance partners, they again anticipated the ability to turn over the inventory within a reasonable period of time. However, as 2000 drew to a close management realized that events over which they had no control, would likely result in the inability to realize the value of the inventory within a predictable period of time. Consequently, consistent with standard accounting practice, the inventory was valued at the net realizable value, which resulted in a charge to operations of ($2,057,659).

   Concurrent with the reduction in inventory to its net realizable value, the tooling and patents related to that inventory are subject to the same treatment. Whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. Therefore, impairment losses of $859,317 have been recognized for the unamortized portion of tools and dies and the unamortized portion of the patent costs of $254,713.

   MISCELLANEOUS EXPENSES. The following table compares major miscellaneous expenses in 2000 and 1999:


              Type of Expense                                2000       1999
              ---------------                              --------  ----------

     Travel Expenses.....................................  $ 29,282  $  47,206
     Payroll Taxes ......................................  $ 39,027  $  41,900
     Depreciation .......................................  $308,889  $ 284,000
     Insurance Costs.....................................  $123,481  $  81,769
     Communications Costs................................  $ 21,317  $  46,000
     Building Rent.......................................  $104,641  $  98,000
     Interest Expense....................................  $657,324  $ 569,727
     Settlement Costs....................................  $      0  $ 410,775
     Commissions.........................................  $      0  $(165,000)
     Penalties...........................................  $110,000  $       0


   Travel and communications expenses were lower in 2000 reflecting a reduction in sales activity and other miscellaneous activities. Depreciation expenses were slightly higher in 2000 because of the acquisition of new tooling. Insurance costs were higher mainly because of an increase in coverage of Directors and Officers insurance because the magnitude of some potential strategic alliances deemed the increase necessary. Building rent was raised in 2000 due to normal contractual increases.

   Interest expenses were somewhat higher reflecting the interest paid in connection with the debentures of ($435,680) and the beneficial conversion feature ($218,750) on the debentures sold in 2000.

   There were no settlement costs in 2000. However, settlement costs in 1999 included the value of the stock options awarded Lisa Broderick Fogel in 1999.

   As a positive consequence of terminating the Distribution Agreement, in 1999 the Company was able to credit back $165,000 in outstanding commissions due. There were no such credits in 2000.

   In 2000 the Company, Franklin Brooks and John Gardner settled with the SEC with both Gardner and Brooks agreeing to each pay a penalty of $55,000 for which the Company's by-laws require reimbursement to them. See "LEGAL PROCEEDINGS ".

   The following table compares miscellaneous balance sheet items between 2000 and 1999.

 Category                                                  2000       1999
 --------                                                --------  ----------

 Cash And Cash Equivalents.............................  $ 44,164  $  995,581
 Inventory
  Current..............................................  $ 78,000  $   97,169
  Non-current..........................................  $150,000  $2,225,000
 Property and Equipment, Less Accumulated Depreciation.  $ 91,739  $1,062,181
 Patents, Less Accumulated Amortization................  $      0  $  282,895
 Accrued Expenses......................................  $106,704  $  117,906
 Accounts Payable......................................  $427,532  $  347,279


   The Company's cash and cash equivalents were considerably lower at the end of 2000 as compared to 1999 because of the cash received for the Debenture sales in the second half of 1999 and no equivalent cash inflow near the end of 2000. Accrued expenses remained about level in 2000 due mainly to the deferral of management salaries for the same period in both 2000 and 1999. Accounts payable remained about the same between the two years except for an increase of $110,000 in penalties due two former Presidents of the Company(See "LEGAL PROCEEDINGS").

   The revaluation of inventory, property and equipment, and patents is explained in the above section on expenses.

LIQUIDITY AND SOURCES OF CAPITAL

   The Company ended the fourth quarter of 2000 with a cash balance of $44,164. With accounts receivable of $65,612 and accounts payable of $427,532, accrued expenses of $106,704, raising additional funds for working capital is imperative.

   SALE OF DEBENTURES

   In the second quarter of 2000, the Company sold a total of $875,000 worth of 6% two-year convertible debentures. The placement agent who brokered this transaction received a total of 43,750 shares of Common Stock as a portion of the commissions for the sales of the debentures. In the fourth quarter of 1999, the Company sold a total of $1,325,000 worth of its 6% two-year convertible debentures. The placement agents who brokered these transactions received a total of 135,000 shares of Common Stock as a portion of their commissions for these sales. (See "ISSUANCE AND SALE OF SECURITIES.)

  NON-CASH PAYMENTS AND SALARY DEFERRALS

   The 2000 year end balance was $44,164 in cash, needed to pay the Company's accumulated accounts payable of $427,532 and sustain operations in 2001. In January and February 2000, the Company was able to conserve cash and reduce accounts payable by approximately $197,000 through the issuance of stock and stock options in payment for goods and services in lieu of cash. To further conserve cash, all salaries of Company officers and executives have been deferred since the last week of August 2000.

   CONTEMPLATED STRATEGIC PARTNERSHIPS

   Company sales have not yet reached a level sufficient to sustain operations, and the Company therefore engaged in a series of cash raising activities, including sale of the Debentures, as described above, in 2000. In 1999 and 2000, the Company was searching for a strategic partner or partners to provide an immediate revenue stream and/or the marketing expertise to help increase sales revenues to a self-sustaining, profitable level. To effect this plan, the Company engaged the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. ("FBR") in late 1999 through year 2000. The Company terminated FBR's involvement in early 2001. The new management has stated their intentions to continue the pursuit of beneficial strategic alliances in order to sustain and grow the Company. See ("DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT".)

   OTHER FINANCING EFFORTS

   If sales revenues do not increase sufficiently, and alliances are not forged, the Company will have to obtain additional working capital. Due to this uncertainty, a going concern qualification was included in the report of the Company's independent auditors, a copy of which is included with the Company's financial statements which begin on page F-1, below.

PRODUCT LIABILITY

   The Company has experienced no product liability claims to date and is unaware of any incident that would lead to a product liability action against the Company. The Company maintains total product liability insurance of $2,000,000.

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

OUTLOOK

   Even with the election of a new President and the change in the Administration, handgun safety remains a major concern and interest should continue to increase in the next few years. The focus is expected to involve less emotion and politics and to become more one of gun safety rather than one of perceived attempts to ban guns. Gun safety issues are expected to be moved from the Federal level to the state level, while those at the federal level are seemingly becoming more rational with the approach being taken by the Consumer Products Safety Commission to set measurable standards of performance for gun locking devices. The Company, with developed products that address preventive handgun safety, anticipates that it will be in a position to benefit from this trend-although this, of course, cannot be guaranteed. In the short term, the Company faces a number of not insignificant problems, including the need to continually fund its day to day operating requirements, such as production, wages and research and development, SEE "Liquidity and Sources of Capital" and the need to improve its distribution and sales capability. On balance, however, the Company is optimistic that the continued focus on handgun safety, the increasing use of gun locks by law enforcement agencies, the litigation aimed at gun manufacturers and corresponding about-face regarding gun safety locks begun by Smith & Wesson, as well as the gun legislation currently pending and enacted by states such as Maryland, will create a domino effect that will bring the Company's products into the spotlight. Some of the more important recent events in the gun safety arena are discussed below.

GUN SAFETY ADVANCES

   Over the past several years, more and more people are focusing on gun safety concerns. Many reported injuries and deaths from the accidental discharge of firearms involve guns purchased for protection and stored loaded at home. According to statistics provided by the American Firearms Industry on its website, half of all U.S. households have at least one gun. According to a 1998 survey by the Center to Prevent Handgun Violence, it has been estimated that nearly 1.2 million unattended, latch key children have access to loaded and unloaded guns. A May 1997 study sponsored by the National Institute of Justice showed that 55% of all handgun owners keep their guns loaded and that 34% keep their handguns loaded and unlocked. According to unpublished data from the Vital Statistics System, one child is killed and at least thirteen more are injured in unintentional shootings each day in the U. S. Furthermore, police officers and military personnel as well as individual gun owners are always at risk of being shot by their own weapons when grabbed by assailants.

   PRESIDENTIAL DIRECTIVE. Following his February 1997 State of the Union Address, President Clinton directed all federal agencies to equip their handguns with child safety locks. Those agencies complied using a variety of then available products, mostly trigger locks and padlocks. However, the Company has since delivered evaluation samples of Saf T Lok gun locks to a number of federal agencies, at their request, resulting in an increase in sales to such agencies, as well as a contract with the General Services Administration, which makes Saf T Lok-Registered-Trademark gun locks more readily available to federal employees. SEE "Saf T Lok-Registered-Trademark Law Enforcement USE" and "Outlook-General Services Administration Contract."

   STATE ACTION. To date, as reported by The Firearms Litigation Clearinghouse, lawsuits against gun manufacturers for producing unsafe weapons or for irresponsible sales tactics have been filed in 32 cities and states, of which seven have been dismissed and seven more are threatened with dismissal, appearing that a number of these cases were not on firm ground. As this continues, remedies for unsafe gun practices are likely to revert to tort litigation or increased state regulation of firearm safety. The Company feels that a trend towards preventive gun safety will put increasing focus on the Company's products. For example, as reported in the BALTIMORE SUN, Maryland Governor Glendening's Task Force on Child-Proof Guns countered gun manufacturers' claims that no reasonable technology exists to make guns safer by recommending that all handguns for sale to private citizens in Maryland come equipped with a Saf T Lok-Registered-Trademark or similar device as an interim road to "smart guns" (See "Smart Gun"Technology" above). The Governor's gun safety legislation, the centerpiece of his year 2000 legislative agenda, was approved by the Maryland state legislature in early April 2000. "The bill makes a giant step toward creating safe communities, not only in Maryland but across the country," said Glendening, who was joined by President Clinton when he signed the bill into law on April 11, 2000. The Florida state legislature, among others, is considering similar action.

   SMITH & WESSON'S PLEDGE. In addition, in March 2000, Smith & Wesson entered into a legal settlement with the federal administration in which it pledged to equip its handguns with safety features on a schedule similar to the one proposed in the Maryland legislation, and specifically to put built-in locks in all of its handguns within the next few years. More recently, on December 11, 2000, Smith & Wesson agreed to similar provisions with the City of Boston, Mass.

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

ITEM 8.  CHANGES IN ACCOUNTANTS

   None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   On February 6, 2001 a change in control of the board of directors of Saf T Lok Incorporated ("Company") was effected as a result of the appointment of five new directors. The Company's Chairman Franklin Brooks, acting in accordance with
Article 5, Section 8 of the Bylaws of the Company, filled vacancies resulting from the resignation of four incumbent directors and an increase in the number of directors from five to six. The Board of Directors, at a meeting held on February 19, 2001, increased the number of directors from six to seven and appointed one other new director.

   The newly appointed directors were James E. Winner, Jr., Stephen Gurgovits, John F. Hornbostel, Jr., Adam Monks, Richard Florida and Karen Winner Hale. Franklin Brooks remains as a member of the Company's board of directors. The directors who resigned were James Stanton, Dennis DeConcini, William Schmidt and Jeffrey Brooks. The Chairman received resignation letters from directors James Stanton and Dennis DeConcini on January 22, 2001. Directors William Schmidt and Jeffrey Brooks resigned on February 6, 2001. Prior to the resignations of directors Jeffrey Brooks and William Schmidt the board of directors met to consider a proposal put forth by James E. Winner, Jr. (the "Winner Proposal") to replace the four incumbent directors with a slate of directors presented by Mr. Winner.

   After considering various options, the directors unanimously agreed that it would be in the best interest of the shareholders to take the necessary actions to advance the Winner Proposal. In furtherance thereof, the board was reconstituted as set forth above.

   No payments were made in order to effect the change in control of the Company's board of directors. Moreover, the new directors have received no compensation, including securities of the Company, in connection with the change in control. However, the Winner Proposal contemplates (i) the granting of options to purchase the Company's common stock to the incoming management team,
(ii) a reduction in the exercise price of outstanding options granted to the Company's outgoing management, in consideration for their forfeiture of accrued salaries, (iii) the creation of a new stock option plan to reward key employees of the Company, and (iv) an amendment to the Company's Articles of Incorporation that would increase the number of shares the Company is authorized to issue, and thereby enable the Company to consummate acquisitions and/or secure financing. These aspects of the Winner Proposal are expected to be submitted to shareholders of the Company for their approval, at a meeting of shareholders to be called for that purpose.

   On March 19, 2001, Franklin Brooks resigned as President and a director of the Company but remains available for consultation.

   On March 23, 2001 Stephen Gurgovits resigned as a director of the Company due to an increase of responsibilities in his other undertakings. He may, in the future, be available to re-join the Company's Board of Directors.

   The following table sets forth information regarding the directors and executive officers of the Company:


Name                           Age                Position
----                           ---                --------

James E. Winner, Jr.           71         Chairman of the Board, President and
                                          Chief Executive Officer

Karen Winner Hale              40         Treasurer, Chief Financial Officer,
                                          Director

John F. Hornbostel, Jr.        60         Secretary, General Counsel,  Director

Adam Monks                     59         Director

Richard Florida                43         Director


BUSINESS EXPERIENCE

   James E. Winner, Jr., age 71, developed The Club(R) vehicle anti-theft device, the original patented vehicle steering wheel lock and the No. 1 selling mechanical anti-theft device for cars and trucks worldwide. In 1986, he formed and incorporated Winner International to market The Club(R) with the corporate mission to serve its customers and community with fairness and integrity and be the world leader in providing innovative quality, security and safety products. In 1996 Mr. Winner formed and became Chairman of Winner Holdings Company to oversee and maintain overall administration and operation of Winner International and other Winner businesses. Mr. Winner has been recognized for both his personal, as well as his professional achievements, receiving The Merrill Lynch and Ernst & Young "Entrepreneur of the Year" Award in 1992 and The Shenango Valley Pennsylvania Chamber of Commerce "Person of the Year" Award in 1994. He is the father of Karen Winner Hale.

   Karen Winner Hale, age 40, has been the Chief Executive Officer of Winner International since 1999 and is the Vice Chairman of Winner Holdings. She assisted in the founding of Winner International in 1986 and was its Chief Operating Officer until 1999. She has served on the boards of the Shenango Valley Foundation, The Winner Foundation and the Shenango Valley Chamber of Commerce. Ms. Winner Hale earned an M. B. A. degree from Youngstown State University. She is the daughter of James E. Winner, Jr.

   John F. Hornbostel, Jr., age 60, has been the Vice President, General Counsel and Secretary of Winner International since 1993, and holds these positions with other Winner Companies. He was Vice President, General Counsel and Secretary of RMI Titanium Company from 1982 to 1993. He is a member of the American Corporate Counsel Association and received his J.D. degree from Fordham University School of Law.

   Adam Monks, age 59, has been President of ASM Associates, a financial and business consulting service, since 1997. He was Chairman of the Board and acting CEO of CELLect Bio, Inc., a research based cell/tissue engineering and biopharmaceutical company, from 1998 to 2001 and President and CFO of APEX Software Corporation from 1996 to 1999. From 1995 to 1996, he was Executive Vice President and Chief Financial Officer of American Eagle Outfitters. He was a senior partner with Ernst & Young LLP from 1966 until his retirement in 1995. He is currently a member of the board of directors of CELLect Bio, Inc. and Pittsburgh BioMed Development Corporation.

   Richard Florida, age 43, serves as the H. John Heinz III Professor of Regional Economic Development at Carnegie Mellon University since 1996. He received his Ph.D. from Columbia University in 1986 and joined the faculty of Carnegie Mellon University in 1987 after having been on the faculty at Ohio State University since 1985. Dr. Florida has been the recipient of numerous research grants, has published more than one hundred articles, is the author of five books and is currently writing a book entitled "Get Real: What's Really New About The Economy".

SIGNIFICANT EMPLOYEES AND FAMILY RELATIONSHIPS

Karen Winner Hale is the daughter of James E. Winner, Jr.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Based solely upon a review of Forms 4, and 5, and amendments thereto, furnished to the Company for the fiscal years ended December 31, 2000 the following (or former) officers and directors of the Company failed to file the following forms on a timely basis:

None.

ITEM 10. EXECUTIVE COMPENSATION

   Franklin W. Brooks is the only Company executive or officer for whom reporting is required as a "named officer."


                                                                                     Long Term
                                           Annual Compensation                  Compensation Awards
----------------------------------------------------------------------------------------------------
                                  salary         bonus        other annual     Securities Underlying
       Name           Year          ($)           ($)       compensation ($)          Options
----------------------------------------------------------------------------------------------------
Franklin W. Brooks    2000     (4) $69,231        $0             $0
(1)                   1999     (3) $55,127        $0             $0                1,000,000 (2)
                      1998         $54,165        $0             $0
----------------------------------------------------------------------------------------------------

(1) Mr. F. W. Brooks assumed the position of Chairman of the Board of Directors from February 1996 until February 2001, served as Chief Executive Officer of the Company from November 1996 to April 1997, assumed the positions of President from June 1998 until March 2001 and Chief Executive Officer from June 1998 until February 2001. On March 19, 2001 he resigned as President and as a director of the Company.

(2) Mr. F. W. Brooks was issued a stock option for 1,000,000 shares of common stock in December 1997. On November 2, 1999 the board of directors approved a reduction in the exercise price of that stock option, from $2.00 per share to $1.19 per share, the market closing price of the stock on that day.

(3)  Includes $11,538 that was accrued in 1999 and paid in 2000.

(4)  Does not include $30,769 which was accrued in 2000 and has not been paid.

Option/SAR Grants Table
-----------------------

   The following table provides information regarding those options granted to the Named Officers during the fiscal year ended December 31, 2000.

                      Number of     % of Total Options
                        Shares          Granted to       Exercise or
                     Underlying        Employees in      Base Price  Expiration
Name               Options Granted    Fiscal Year (1)     $/Share       Date
---------------    ---------------  -------------------  ----------  ----------
Franklin Brooks           0                 NA               NA          NA

(1) No options were granted to the named officer or to any employees in the fiscal year ended December 31, 2000.

Aggregated Option Exercises and Fiscal Year-End Option Value Table
------------------------------------------------------------------

   The following table provides information regarding those options exercised by Mr. Brooks during the fiscal year ended December 31, 2000.

                                                                             Number of Shares            Values of Unexercised
                                Shares             ($)                    Underlying Unexercised         In the Money Options
                             Acquired on          Value                     Options At year End             At Year End (2)
Name                          Exercise           Realized             Exercisable   Unexercisable     Exercisable   Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Franklin Brooks                 (1)                (1)                 1,000,000          0               $0              $0


  (1) Franklin Brooks did not exercise any stock options during the fiscal year ended December 31, 2000.

  (2) Value based on the difference between the closing price of the Company's Common Stock on the Nasdaq SmallCap Market of $0.188 per share on December 29, 2000, and the exercise price of the options. By action of the Board of Directors on November 2, 1999, the exercise price has been lowered from $2.00 per share to $1.19 per share.


Report on repricing of Options
------------------------------

   Two options for a total of 100,000 shares had been previously granted to two consultants. In February 2000, in order to provide adequate incentive, the exercise price of both options was repriced from $2.50 per share to $1.25 per share, the market price of the time of repricing.

Director Compensation

   The Company granted stock options in the amount of 250,000 shares of Common Stock, exercisable at $2.00 per share, on October 23, 1997, to each of Mr. Dennis W. DeConcini and Mr. James W. Stanton in connection with their appointment as directors of the Company. The options vested over a three-year period. Prior to their resignations, James Stanton exercised a portion of his option for 40,000 shares and Dennis DeConcini exercised none of his options. They relinquished the balance of their unexercised options in February 2001.

   The Company's 1993 Stock Option Plan (the "Plan") provides for the grant of an option for 5,000 shares of Common Stock to each Director who is not otherwise employed (i) upon the adoption of the Plan, (ii) upon that Director's election to the Board of Directors, and (iii) upon election to the Board of Directors after all previously granted options have vested. These options are to be granted at fair market value, vest at a rate of 2,500 shares on June 1 and December 1 after the date of the grant, and are exercisable for 10 years from the date of grant.

   Prior to their resignations, former independent directors James Stanton and Dennis DeConcini were each awarded options for a total of 15,000 shares according to these provisions. At the time of their resignations none of these options had been exercised and have since been relinquished.


EMPLOYMENT AND CONSULTING AGREEMENTS

   The Company is not a party to any written employment or consulting agreements with management. All employees serve at the discretion of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company regarding the beneficial ownership of shares of Common Stock as of February 28, 2001 unless otherwise noted below, by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's Directors, (iii) each of the Company's executive officers, and
(iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole investment and voting power with respect to all shares shown as beneficially owned.


                                                      Amount and Nature of
Name and Address of Beneficial Owner                  Beneficial Ownership    Percent of Class  (3)
---------------------------------------------------------------------------------------------------
Franklin W. Brooks (a)                                         1,100,512(1)                   6.68%
---------------------------------------------------------------------------------------------------
Hamdam Diamond Corporation (b)                          (2)    1,000,000                      6.07%
---------------------------------------------------------------------------------------------------
James E. Winner, Jr. (a)                                               0                         0%
---------------------------------------------------------------------------------------------------
Karen Winner Hale (a)                                                  0                         0%
---------------------------------------------------------------------------------------------------
John F. Hornbostel, Jr. (a)                                            0                         0%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Adam Monks (a)                                                         0                         0%
---------------------------------------------------------------------------------------------------
Richard Florida (a)                                                    0                         0%
---------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group (6 people)     1,100,512                      6.68%
---------------------------------------------------------------------------------------------------

(a)  Address is 1101 Northpoint Parkway, West Palm Beach, Florida 33407.
(b) Address is 5030 Anchor Way, Callows Bay Christiansted, St. Croix 00820-4521. See Footnote (2).

(1) Of these shares, 100,512 are held by Mr. Brooks and his wife as tenants in common. Includes option to purchase 1,000,000 shares of Common Stock.
(2) As reported by Hamdam Diamond Corporation on Schedule 13-D dated October 27, 1997 and by communication to the Hamdam Diamond Corporation verifying ownership as of July 29, 1999. Subsequent attempts to communicate with Hamdam Diamond Corporation as late as March 5, 2001 to verify ownership status have gone unanswered.
(3)  Based on 16,465,346 shares of Common Stock outstanding as of March 31,
     2001.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:

   The Financial Statements and Schedules listed below are located after the signature page and begin on page F-1.

   Description                                                      Page
   -----------                                                      ----

   Auditors' Report...........................................          F-1
   Balance Sheets.............................................    F-2 - F-3
   Statements of Changes in Shareholders' Equity..............    F-4 - F-5
   Statements of Operations...................................          F-6
   Statements of Cash Flows...................................    F-7 - F-8
   Notes to Financial Statements..............................   F-9 - F-29


EXHIBITS TO FORM 10KSB:


  EXHIBIT NO.                        DESCRIPTION OF EXHIBIT


   3.1 Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Form S-1 filed with the SEC on February 17, 1998)

   3.2 Articles of Amendment (incorporated by reference to the Company's Annual Report on Form 10-KSB, as filed with the SEC on April 14, 2000)

   3.3 By-Laws, as amended (incorporated by reference to the Company's Annual Report on Form 10-KSB, as filed with the SEC on May 13, 1998)

   4.1 Form of 6% Convertible Debenture (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 1999)

   4.2 Form of 6% Convertible Debenture (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 2000)

  10.1 Agency Agreement between the Company and Alexander, Wescott & Co., Inc. dated April 20, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, as filed with the SEC)

  10.2 Letter Agreement between the Company and Alexander, Wescott & Co., Inc. dated July 8, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, as filed with the SEC)

  10.3 Letter Agreement between the Company and Alexander, Wescott & Co., Inc. dated July 8, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, as filed with the SEC)

  10.4 Placement Agency Agreement between the Company and J. P. Carey Securities, Inc. dated December 30, 1999 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 4,
          1999)

  10.5 Form of Securities Purchase Agreement relating to the Company's Debenture offering through J. P. Carey Securities, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 1999)

  10.6 Form of Registration Rights Agreement relating to the Company's Debenture offering through J. P. Carey Securities, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 1999)

  10.7 Placement Agency Agreement between the Company and J. P. Carey Securities, Inc. dated May 26, 2000 (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 2000)

  10.8 Form of Securities Purchase Agreement relating to the Company's Debenture offering through J. P. Carey Securities, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 2000)

  10.9 Form of Registration Rights Agreement relating to the Company's Debenture offering through J. P. Carey Securities, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 2000)

  23.1    Consent of Goldberg Wagner & Jacobs LLP

  24.1    Power of Attorney (see below)


CURRENT REPORTS ON FORM 8-K

   The Company filed the following current reports on Form 8-K during the fourth quarter of 2000 and thereafter:

   A current report on Form 8-K was filed by the Company on December 20,2000 reporting that the Securities and Exchange Commission had reached a settlement with the Company, Franklin Brooks, and John Gardner with respect to the Division of Enforcement's investigation of the Company and the above named individuals that began in mid-1998.

   A current report on Form 8-K was filed by the Company on February 21, 2001 reporting a change in control of the board of directors of the Company.


SIGNATURES

   Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sharon, Commonwealth of Pennsylvania, on April 13, 2001.

   SAF T LOK INCORPORATED


By: /s/ John F. Hornbostel, Jr.        By: /s/ Karen Winner Hale
    ---------------------------            ---------------------
        John F. Hornbostel, Jr.                Karen Winner Hale
        Secretary, General Counsel             Chief Financial Officer,
                                               Principal Accounting Officer

   POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS:

   That the undersigned officers and directors of Saf T Lok Incorporated, a Florida corporation, do hereby constitute and appoint James E. Winner, Jr. or John F. Hornbostel, Jr. or Karen Winner Hale the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determine may be necessary or advisable or required to enable said corporation to comply with the Securities Act, and any rules or regulations or requirements of the SEC in connection with this report on Form 10-KSB. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report, to any and all amendments, to this report, and to any and all instruments or documents filed as part of or in conjunction with this report or amendments thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

   IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature
Date                                               Capacity
---------                                          --------

/s/ James E. Winner, Jr.                           Chairman of the Board of
---------------------------------------            Directors, President and
James E. Winner, Jr., April 13, 2001               Chief Executive Officer

/s/ Karen Winner Hale                              Director, Treasurer, Chief
---------------------------------------            Financial Officer, Principal
Karen Winner Hale, April 13, 2001                  Accounting officer, Chief
                                                   Accounting Officer

/s/ John F. Hornbostel, Jr.                        Director, Secretary,
---------------------------------------            General Counsel
John F. Hornbostel, Jr., April 13, 2001

/s/ Adam Monks                                     Director
---------------------------------------
Adam Monks, April 13, 2001

/s/ Richard Florida                                Director
---------------------------------------
Richard Florida, April 13, 2001

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS




                                -  I N D E X  -


                                                               Page

INDEPENDENT AUDITORS' REPORT                                    F-1


CONSOLIDATED BALANCE SHEETS AS OF
     DECEMBER 31, 2000 AND 1999                                 F-2 - F-3


CONSOLIDATED STATEMENTS OF CHANGES IN
     SHAREHOLDERS' EQUITY AS OF
     DECEMBER 31, 2000 AND 1999                                 F-4 - F-5


CONSOLIDATED STATEMENTS OF OPERATIONS FOR
     THE YEARS ENDED DECEMBER 31, 2000 AND 1999                 F-6


CONSOLIDATED STATEMENT OF CASH FLOWS FOR
     THE YEARS ENDED DECEMBER 31, 2000 AND 1999                 F-7 - F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-9 - F-29

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Board of Directors
Saf T Lok Incorporated
West Palm Beach, FL

We have audited the consolidated balance sheets of Saf T Lok Incorporated and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saf T Lok Incorporated and subsidiaries as of December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Saf T Lok Incorporated will continue as a going concern. As discussed in Note 2 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Saf T Lok Incorporated to continue as a going concern as of December 31, 2000. Management's plans in regard to that matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    GOLDBERG WAGNER & JACOBS LLP

West Palm Beach, Florida
March 28, 2001

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2000 AND 1999

                                  A S S E T S
                                  -----------


                                                                                             2000                    1999
                                                                                     -----------------       -----------------
CURRENT ASSETS

 Cash and cash equivalents                                                                $     44,164              $  995,581

 Accounts receivable (less an $8,000
  allowance for uncollectible accounts in 2000)                                                 65,612                  90,384

 Note receivable                                                                                23,490                  18,150

 Inventories                                                                                    78,000                  97,169

 Prepaid expenses                                                                               55,349                  58,552
                                                                                     -----------------       -----------------

  TOTAL CURRENT ASSETS                                                                         266,615               1,259,836

PROPERTY AND EQUIPMENT, LESS
  ACCUMULATED DEPRECIATION                                                                      91,739               1,062,181

OTHER ASSETS

 Inventories (non-current portion)                                                             150,000               2,225,000

 Patents, (less $139,882 accumulated
  amortization in 1999)                                                                              -                 282,895

 Note receivable, less current portion                                                         103,646                 130,135

 Other assets                                                                                   28,613                  59,010
                                                                                     -----------------       -----------------

  TOTAL OTHER ASSETS                                                                           282,259               2,697,040
                                                                                     -----------------       -----------------

  T O T A L                                                                               $    640,613              $5,019,057
                                                                                     =================       =================




         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2000 AND 1999


     L I A B I L I T I E S  A N D  S H A R E  H O L D E R S'  E Q U I T Y
     --------------------------------------------------------------------


                                                                                             2000                   1999
                                                                                     ------------------     ------------------
CURRENT LIABILITIES

 Accounts payable                                                                          $    427,532           $    347,279

 Accrued expenses                                                                               106,704                117,906
                                                                                     ------------------     ------------------

   TOTAL CURRENT LIABILITIES                                                                    534,236                465,185

DEBENTURES PAYABLE                                                                              175,000              1,325,000
                                                                                     ------------------     ------------------


   TOTAL LIABILITIES                                                                            709,236              1,790,185
                                                                                     ------------------     ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value,
 30,000,000 shares authorized, 16,465,346
 and 13,983,615 shares issued and
 outstanding, in 2000 and 1999, respectively                                                    164,655                139,836
Paid-in capital                                                                              29,582,326             26,473,887
Other equity reductions                                                                               -               (132,741)
Accumulated deficit                                                                         (29,815,604)           (23,252,110)
                                                                                     ------------------     ------------------

   TOTAL SHAREHOLDERS' EQUITY                                                                   (68,623)             3,228,872
                                                                                     ------------------     ------------------

   T O T A L                                                                               $    640,613           $  5,019,057
                                                                                     ==================     ==================


         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AS OF DECEMBER 31, 2000


                                                    Common Stock
                                            --------------   -----------    Paid-In      Equity
                                                Shares         Amount       Capital     Reductions      Deficit          Total
                                            --------------   -----------  -----------   -----------   -------------   -----------
Balance - January 1, 1999                       13,609,957   $   136,099  $27,634,567   $(4,254,829)  $ (19,423,067)  $ 4,092,770

Issuance of common stock to
 employee and employee/director
 upon exercise of stock options                    115,000         1,150       10,350                                      11,500

Issuance of common stock in
 payment of marketing
 agreement fees                                     25,000           250       35,688                                      35,938

Issuance of common stock to
 consultants upon exercise of
 stock options                                     100,000         1,000      108,000                                     109,000


Return of common stock upon
 cancellation of distribution
 agreement                                      (1,000,000)      (10,000)  (3,771,000)                                 (3,781,000)

Cancellation of unearned
 advertising expense                                                                      3,781,000                     3,781,000

Issuance of common stock to
 employee and director upon
 exercise of stock options                          80,000           800      122,800                                     123,600

Issuance of common stock to
 employees upon exercise of
 cashless options                                   29,304           293       91,282                                      91,575

Amortization of deferred
 compensation                                                                               341,088                       341,088

Stock options granted to former
 officer/employee                                                             410,775                                     410,775

Issuance of common stock in
 connection with exercise of
 warrants, net of related costs
 of $195,000                                       500,000         5,000    1,300,000                                   1,305,000

Purchase of outstanding warrants                                             (500,000)                                   (500,000)

Issuance of common stock for
 legal services                                     87,093           871       99,809                                     100,680

Common stock issued for
 commissions and fees in
 connection with convertible
 debentures                                         40,000           400       84,600                                      85,000

Issuance of common stock on
 conversion of debentures                          397,261         3,973      401,966                                     405,939

Compensation in connection
 with repricing of options                                                     13,800                                      13,800

         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AS OF DECEMBER 31, 2000

                                                    Common Stock
                                            --------------   -----------    Paid-In      Equity
                                                Shares         Amount       Capital     Reductions      Deficit          Total
                                            --------------   -----------  -----------   -----------   -------------   -----------
Additional capital resulting from
 beneficial conversion feature
 of debentures                                                                431,250                                     431,250

Net Loss                                                                                                 (3,829,043)   (3,829,043)
                                            --------------   -----------  -----------   -----------   -------------   -----------

Balance - December 31, 1999                     13,983,615   $   139,836  $26,473,887   $  (132,741)  $ (23,252,110)  $ 3,228,872
                                            ==============   ===========  ===========   ===========   =============   ===========
Issuance of common stock on
 conversion of debentures                        1,728,008        17,281    2,040,320                                   2,057,601

Issuance of common stock to
 former officers/employees
 upon exercise of options                          299,578         2,996      400,205                                     403,201

Issuance of common stock to
 consultants upon the exercise
 of stock options                                   30,000           300       74,700                                      75,000

Common stock issued for
 commissions and fees in
 connection with convertible
 debentures                                        176,250         1,763      230,934                                     232,697

Amortization of deferred
 compensation                                                                               132,741                       132,741

Compensation in connection
 with repricing of options
 to consultants in 1999                                                       (60,300)                                    (60,300)

Compensation in connection
 with repricing of options
 to consultants in 2000                                                      (137,000)                                   (137,000)

Issuance of common stock to
 an employee upon exercise
 of stock options                                   10,000           100       10,800                                      10,900

Issuance of common stock to
 an employee upon exercise
 of cashless options                                37,895           379      134,621                                     135,000

Issuance of common stock
 as payment for an amount
 due a vendor                                      200,000         2,000      181,009                                     183,009

Stock options granted to
 consultant                                                                    14,400                                      14,400

Additional capital resulting from
 beneficial conversion feature
 of debentures                                                                218,750                                     218,750

Net Loss                                                                                                 (6,563,494)   (6,563,494)
                                            --------------   -----------  -----------   -----------   -------------   -----------

Balance - December 31, 2000                     16,465,346   $   164,655  $29,582,326   $         -   $ (29,815,604)  $   (68,623)
                                            ==============   ===========  ===========   ===========   =============   ===========


         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                             2000                     1999
                                          -----------              -----------

Sales                                     $   109,158              $   172,077

Cost of Sales                                  65,579                   86,395
                                          -----------              -----------

Gross Profit                                   43,579                   85,682
                                          -----------              -----------

Selling, general and
 administrative expenses                    2,021,285                2,012,860

Compensation and services paid with
 stock, options and warrants                  477,041                1,084,795

Inventory valuation loss                    2,057,659                        -

Asset impairment loss                       1,114,029                        -

Depreciation                                  308,889                  284,440

Other income and (expense):
 Interest income                               29,154                   19,882
 Interest expense                            (438,574)                (138,477)
 Interest-beneficial conversion feature      (218,750)                (431,250)
 Other income                                       -                   17,215
                                          -----------              -----------

Total other income and (expense)             (628,170)                (532,630)
                                          -----------              -----------

   NET LOSS                               $(6,563,494)             $(3,829,043)
                                          ===========              ===========

LOSS PER COMMON SHARE                     $     (0.42)             $     (0.28)
                                          ===========              ===========

Weighted average number of common
 shares outstanding                        15,727,449               13,715,848
                                          ===========              ===========



         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999





                                                                               2000                               1999
                                                                       --------------------               --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                                        $(6,563,494)                       $(3,829,043)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Depreciation and amortization                                                       308,889                            284,440
Provision for uncollectible accounts                                                  8,000                                  -
Non cash compensation to directors, officers
 and former employees                                                               524,941                            751,863
Adjustment to consulting fee expense resulting
 from repricing options                                                            (182,900)                            13,800
Issuance of stock for services                                                      135,000                            221,618
Issuance of stock for interest paid upon conversion
 of debentures                                                                       32,598                              5,939
Interest expense resulting from beneficial conversion
 feature of debentures                                                              218,750                            431,250
Issuance of stock for fees related to debentures                                    232,696
Issuance of stock for settlement of accounts payable                                 50,609                                  -
Inventory valuation adjustment                                                    2,057,659                                  -
Impairment loss on tools and dies                                                   859,317                                  -
Impairment loss on patents                                                          254,713                                  -
Write-off of obsolete inventory                                                      28,651                            150,746
Issuance of stock for compensation                                                        -                             91,575
Loss on disposition of assets                                                             -                             21,381
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                           16,772                            (30,788)
(Increase) decrease in other assets                                                  (7,111)                             8,976
(Increase) decrease in prepaid expenses                                              (5,754)                            98,315
Decrease (increase) in inventories                                                    7,859                           (114,933)
Increase (decrease) in accounts payable                                              80,253                            (24,254)
Decrease in accrued liabilities                                                     (11,202)                          (164,038)
                                                                       --------------------               --------------------

NET CASH USED IN OPERATING ACTIVITIES                                            (1,953,754)                        (2,083,153)
                                                                       --------------------               --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments received on note receivable                                                 21,149                             18,303
Payments for purchase of equipment                                                  (28,220)                           (89,080)
                                                                       --------------------               --------------------

NET CASH USED BY INVESTING ACTIVITIES                                               ( 7,071)                           (70,777)
                                                                       --------------------               --------------------



         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                    2000                                1999
                                                                 ----------                          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of stock upon exercise of options                       $   96,900                          $  244,100
Decrease (increase) in deferred interest                             37,508                             (58,250)
Issuance of debentures                                              875,000                           1,725,000
Issuance of stock upon exercise of warrants, net of
 related costs                                                            -                           1,305,000
Repurchase of warrants                                                    -                            (500,000)
                                                                 ----------                          ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,009,408                           2,715,850
                                                                 ----------                          ----------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                    (951,417)                            561,920

Cash and equivalents at beginning of year                           995,581                             433,661
                                                                 ----------                          ----------

CASH AND EQUIVALENTS AT END OF YEAR                              $   44,164                          $  995,581
                                                                 ==========                          ==========

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:

Cash payments for interest                                       $  175,417                          $  138,477
                                                                 ==========                          ==========


SUPPLEMENTAL DISCLOSURES
OF NON-CASH ACTIVITIES:

Stock issued for payment of equipment                            $ (132,400)                        $         -
Issuance of stock for fees related to debentures                 $  232,696                         $         -



         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. These accounting policies conform to accounting principles generally accepted in the United States and have been applied in the preparation of the financial statements.

         A)  ORGANIZATION AND PURPOSE

             Saf T Lok Incorporated and Subsidiaries (the "Company") was incorporated in Florida in July 1989 under the name of RGB Sales and Marketing, Inc. ("RGB"). The Company completed an initial public offering of its common stock on June 23, 1993. On February 13, 1996 RGB acquired the Saf T Lok Corporation ("STL"), a Florida corporation, by merger and RGB changed its name to Saf T Lok Incorporated. The business of the Company is to design, develop, manufacture and market proprietary combination gun locks to prevent the unauthorized use of firearms, including unintentional discharge by children and assailants.

         B)  PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of Saf T Lok Incorporated and its wholly owned subsidiaries, Saf T Lok Corporation and RGB Video, Inc., which are inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

         C)  CONCENTRATIONS OF RISK

             The Company has concentrated its credit risk for cash and cash equivalents by maintaining deposits in financial institutions within the geographic region of West Palm Beach, Florida that may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The maximum loss that could have resulted from that risk was approximately $878,000 at the end of 1999, for the excess of the deposit liabilities reported by the banks over the amounts that could have been covered by federal insurance. There was no such risk as of December 31, 2000. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk to cash and cash equivalents.

             The Company is dependent upon certain vendors for the manufacture of significant components of its Saf T Lok and Magazine Lock systems. If these vendors were to become unwilling or unable to continue to manufacture these components, in required volumes, the Company would have to identify and qualify acceptable alternative

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


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

         F)  PROPERTY AND EQUIPMENT

             Property and equipment are recorded at cost. Expenditures for renewals and betterments that materially extend the useful lives of the assets or increase their productivity are capitalized. Expenditures for maintenance and repairs are charged to cost or expensed as incurred. Depreciation has been computed using the straight-line method over the estimated useful lives of the assets. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The estimated useful lives are as follows:

                      Item                     Estimated Useful Life
                      ----                     ---------------------
                      Furniture and fixtures            7 - 10 years
                      Equipment                         5 - 10 years
                      Leasehold improvements             5 - 7 years
                      Software                               5 years
                      Tools and dies                         7 years

             In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         F)  PROPERTY AND EQUIPMENT (CONTINUED)

             ("SFAS 121") the Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. For the year ended December 31, 2000, an impairment loss of $850,360 has been recognized in the accompanying financial statements relating to tools and dies.

         G)  INVENTORIES

             Inventories, which are primarily composed of raw materials, finished goods and supplies, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory costs for finished goods include material, labor, and production overhead. As of December 31, 2000, inventories are stated at net realizable value, which resulted in a charge to operations of $2,057,659 in the accompanying financial statements.

         H)  INTANGIBLE ASSETS

             The Company capitalized certain legal costs incurred relating to acquiring trademarks and patents of Saf T Lok and the Company's products. These costs are capitalized and amortized over a period of fifteen years. At December 31, 2000, the unamortized portion of patent costs, totaling $254,713, was written off as impaired.

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

         J)  INCOME TAXES

             Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         J)  INCOME TAXES (CONTINUED)

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

         L)  EARNINGS (LOSS) PER COMMON SHARE

             Earnings (Loss) per common share (EPS) are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic EPS is computed by dividing consolidated net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings (loss) by the sum of the weighted average of common shares outstanding and the weighted average number of potential common shares outstanding.

         M)  RECENT ACCOUNTING PRONOUNCEMENTS

             In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting For Derivative Instruments And Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires the Company to record all derivatives on the balance sheet at fair value. To date, the Company has not been a party to any derivative contracts or other hedging activities. However, the Company is unable to assess what, if any, the impact SFAS No. 133 will have on its future operating results.

             In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. SAB No. 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes that its current revenue recognition policies comply with SAB No. 101.


NOTE 2 - GOING CONCERN

         The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States, which assume the continuity of the Company as a going concern. As reflected in the accompanying financial statements, the Company has incurred net losses of $6,563,494 in 2000 and $3,829,043 in 1999 and has substantially funded its working capital needs by the sale of common stock, warrants and convertible debentures.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 2 - GOING CONCERN (CONTINUED)

         In 1999 the Company raised $1,744,100 of equity capital at a cost of $695,000 from the exercise of options and warrants. Debentures sold during 1999 with a face value of $400,000 were converted to common stock and an additional $1,325,000 of convertible debentures was issued during the last quarter of 1999. The $1,325,000 convertible debentures were all converted to common stock by June 30, 2000.

         In 2000 the Company raised $96,900 of equity capital from the exercise of options. During the second quarter of 2000, $875,000 of convertible debentures were issued. As of December 31, 2000, $700,000 of these debentures were converted to common stock. Approximately $2,882,000 of inventory was acquired in 1998 to meet an obligation under a failed distribution agreement. The Company has been unable to generate sufficient sales in the past two years to materially reduce the amount of this inventory and has no significant prospects for sales.

         The Company's continued ability to operate as a going concern is dependent on its ability to raise additional capital and achieve a successful level of sales. In February 2001, the Board of Directors and officers resigned. A new management team has assumed the leadership of the Company and they are currently assessing what plans and actions should be taken in regard to the future operations of the Company. It is too early to determine if the new management will be successful in developing and implementing plans to resolve the needs for additional working capital and in turning around the Company's operations so that they become profitable. The aforementioned circumstances raise substantial doubt as to the Company's ability to continue as a going concern as of December 31, 2000.

NOTE 3 - NOTES RECEIVABLE

         The Company previously had a promissory note due from Opal Technologies ("Opal"). The note had an original interest rate of eight percent and an annual interest rate of eighteen percent after the note becomes due. However, no interest had been accrued due to the fact that it seemed doubtful that the interest would be received. Although the Company continued to aggressively try to collect on the note receivable from Opal, the ability to collect seemed doubtful. Therefore, the note was written off as a bad debt in 1995. In 1996, the Company located the principals of Opal and renegotiated the note receivable calling for total payments of $248,000 including interest over a five year period. The Company recognizes income as payments are received. There were no payments received in 2000, and $13,425 was received in 1999. The Company is continuing its efforts to collect on the note receivable.

         Pursuant to a settlement agreement dated September 27, 1995, Pride Integrated Services, Inc. agreed to pay the Company $310,000, which included interest over a ten year period with the payments beginning in October 1995. The settlement resulted from a suit filed by the Company against Pride Integrated Services, Inc. in October 1993, alleging copyright infringement and misappropriation of trade secrets. The note receivable was discounted as required by Accounting Principles Board Opinion No. 21 using an 8% imputed interest rate. The balance of the note receivable, net of discount, is $127,136 and $148,285 as of December 31, 2000 and 1999, respectively.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 4 - INVENTORIES

         Inventories are comprised of the following as of December 31, 2000 and 1999:

                                          2000                   1999
                                   -----------------      -----------------
             Finished goods                 $228,000             $  342,967
             Raw materials                         -              1,956,783
             Supplies                              -                 22,419
                                   -----------------      -----------------


                       TOTAL                $228,000             $2,322,169
             Current portion                  78,000                 97,169
                                   -----------------      -----------------


             Non-current portion            $150,000             $2,225,000
                                   =================      =================





         During 2000 and 1999 respectively, $28,651 and $150,746 of inventory produced in the development of the Saf T Lok(R) was considered impaired due to technical advancements in the further development of the products and was written-off as obsolete.

         A history of losses, poor sales and the lack of a marketing program have contributed to the decision to write down the inventories to reflect their approximate market value, on a liquidation basis, as of December 31, 2000. Future cash flows, based on historical information and current conditions, do not provide sufficient basis for carrying the inventories at historical cost. As a result of revaluing the inventories, a loss of $2,057,659 is being recognized in the accompanying financial statements for the year ended December 31, 2000.


NOTE 5 - PREPAID EXPENSES

         Prepaid expense is comprised of the following as of December 31, 2000 and 1999:



                                           2000                   1999
                                    -----------------      -----------------
              Prepaid insurance               $46,333                $26,667
              Deposits on tooling                   -                 24,407
              Prepaid rent                      9,016                      -
              Prepaid legal                         -                  7,478
                                    -----------------      -----------------
                        TOTAL                 $55,349                $58,552
                                    =================      =================

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following as of December 31, 2000 and 1999:

                                             2000                   1999
                                      -----------------      -----------------
         Equipment                             $225,577             $  225,047
         Furniture and fixtures                  25,694                 17,375
         Tools and dies                               -              1,570,279
         Leasehold improvements                  13,189                 13,189
                                      -----------------      -----------------
                   TOTAL                        264,460              1,825,890
         Less accumulated depreciation          172,721                763,709
                                      -----------------      -----------------
                   TOTAL                       $ 91,739             $1,062,181
                                      =================      =================

         Based on the Company's inability to generate sufficient sales to absorb the inventory of parts used to assemble the Saf T Lok(R) and the Magazine Lock, the future utility of tools and dies is questionable. Future cash flows from the sale of inventory are not sufficient to demonstrate that the value of tools and dies, needed to produce additional inventory, is recoverable. Accordingly, tools and dies with a net book value of $850,360, and deposits on tooling of $8,957, have been written off as impaired in the accompanying financial statements as of December 31, 2000.

NOTE 7 - INCOME TAXES

         The Company has no current or deferred income tax expense (benefit) in either 2000 or 1999 because the Company experienced significant losses in both years and a 100% valuation allowance was provided for the resulting deferred tax assets.

         The following table reconciles the income tax provision (benefit) at the U.S. Statutory rate to that in the financial statements:

                                                  2000                    1999
                                             -----------------       -----------------
         Federal statutory rate                         (34.00)%                (34.00)%
         State tax, net of federal benefit               (3.63)                  (3.63)
         Non-deductible expenses :
            Impairment & valuation losses                18.18                       -
            Costs related to debentures                   2.59                    6.40
            Compensation                                  (.37)                   7.52
         Change in valuation allowance                   17.36                   24.53
         Other                                            (.13)                   (.82)
                                             -----------------       -----------------
                                                         00.00%                  00.00%
                                             =================       =================

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 7 - INCOME TAXES (CONTINUED)


         As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $18,052,000 that are available to offset future federal taxable income, if any, through 2020. These carryforwards are on a consolidated return basis for the members of the consolidated group and, accordingly the loss carryforwards may have certain separate income tax return limitations.

         The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax asset as of December 31, 2000 and 1999 are as follows:

                                          2000                    1999
                                    -----------------       -----------------
         Tax effect of NOL
           carryforwards                  $ 6,679,000             $ 5,551,000
         Less valuation allowance          (6,679,000)             (5,551,000)
                                    -----------------       -----------------
         Net deferred tax asset       $            -          $            -
                                    =================       =================

         As of December 31, 2000, sufficient uncertainty exists regarding the realization of the full amount of these operating loss carryforwards, and accordingly, a valuation allowance of $6,679,000 has been established. The valuation allowance for deferred tax assets as of December 31, 1999 was $5,551,000.

         In accordance with certain provisions of Internal Revenue Code Section 382, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Due to the fact that such change in ownership has occurred, the Company is subject to this limitation and the utilization of its tax benefit carryforwards will be restricted in the future. In the event of subsequent changes in the ownership of the Company, the tax benefits may be further restricted.

NOTE 8 - DEBENTURES PAYABLE

         On April 20, 1999, the Company entered into an Agency Agreement ("AA") with Alexander, Wescott & Co., Inc. ("AWC") under which AWC would offer and sell a maximum of $2,000,000 and a minimum of $1,000,000 of the Company's 6% convertible debentures ("Debentures") by April 30, 1999, unless extended 60 days by AWC. An extension was requested by AWC and the Company limited solicitation to a maximum of $1,000,000. On July 8, 1999, the AA was further modified to provide that AWC would sell $400,000 of Debentures with the balance of $600,000 remaining on hold at the sole discretion of the Company to cancel the AA prior to AWC delivering a bona fide subscription agreement. In consideration of AWC's efforts, the Company prepaid a cash commission of $130,000 upon the initial $400,000 sale. In addition, the Company issued 40,000 shares of common stock to AWC with the proviso that an additional 60,000 shares of common stock, or prorated amount, would be issued upon the sale of any portion of the remaining $600,000 of Debentures. The Debentures mature in two years, unless converted, with interest payable

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 8 - DEBENTURES PAYABLE(CONTINUED)

         annually. If, at the Company's election, redemption or prepayment occurs within 90 days from the date of issuance the debenture holder is entitled to a ten percent premium. If redemption or prepayment occurs within 180 days of issuance, the debenture holder is entitled to a twenty percent premium. The Debenture is convertible at a twenty five percent discount, to the market price, at the time of conversion, with a floor of $.50 and a ceiling of $2.00. Securities underlying the Debenture were to be registered within ninety days of the closing of the offering. As of November 1, 1999 all of the $400,000 of Debentures were converted into 397,261 shares of common stock of the Company. Accrued interest of $5,939 was included in the price of the Debentures upon conversion. Conversion prices ranged from $1.1875 to $1.75 per common share.

         On October 15, 1999, the Company authorized AWC to complete the sale of the remaining $600,000 of Debentures under the AA. As of December 31, 1999, AWC sold $375,000 of Debentures under the same terms and conditions except that the floor was raised to $.70 and the Company had the option of redeeming the Debentures at maturity and paying interest in cash or with shares of its common stock. As of December 31, 1999, none of the $375,000 of debenture holders had elected to convert the Debentures.

         On December 30, 1999, the Company engaged J.P. Carey Securities, ("JPC") Inc. as placement agent to sell an aggregate principal amount of not more than $1,500,000 of 6% subordinated convertible debentures ("Debentures"), which mature on or before December 30, 2001. If, at the Company's election, redemption or prepayment occurs within the first 90 days from the date of issuance the debenture holder is entitled to a ten percent premium. If redemption or prepayment occurs within the second 90 days the debenture holder is entitled to a twenty percent premium. If redemption or prepayment occurs any time after 180 days the debenture holder is entitled to a thirty percent premium. The Debenture is convertible at a twenty five percent discount to the closing bid price five trading days immediately preceding the date of conversion, with a floor of $.70 and a ceiling of $2.00. As of December 31, 1999, JPC had placed $950,000 of Debentures and together with Pegasus Capital, Inc. received a placement fee of $85,000. In connection with the placement, the Company paid JPC's counsel $10,000 and the escrow agent a fee of $1,250. In addition, JPC and related parties are to receive 95,000 shares of the Company's common stock as a commission. Under the terms of the agreement with JPC, the Company must reserve sufficient shares out of its authorized and unissued common stock for no less than 100% of the number of shares which would be issuable upon conversion of all the Debentures.

         On May 26, 2000, the Company engaged J.P. Carey Securities, ("JPC") Inc. as placement agent to sell an aggregate principal amount of $875,000 of 6% subordinated convertible debentures ("Debentures"), which mature on or before May 26, 2002. If, at the Company's election, redemption or prepayment occurs within the first 90 days from the date of issuance the debenture holder is entitled to a ten percent premium. If redemption or prepayment occurs within the second 90 days the debenture holder is entitled to a twenty percent premium. If redemption or prepayment occurs any time after 180 days the debenture holder is entitled to a thirty percent premium. The Debenture is convertible at a twenty percent discount to the closing bid price five trading days immediately preceding the date of conversion, with a floor of $1.00 and a ceiling of $2.00. As of December 31, 2000,

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 8 - DEBENTURES PAYABLE (CONTINUED)

         JPC had placed $875,000 of Debentures and together with Pegasus Capital, Inc. received a placement fee of $82,500. In connection with the placement, the Company paid JPC's counsel $5,000 and the escrow agent a fee of $1,250. In addition, JPC and related parties received 43,750 shares of the Company's common stock as a commission. Under the terms of the agreement with JPC, the Company must reserve sufficient shares out of its authorized and unissued common stock for no less than 100% of the number of shares which would be issuable upon conversion of all the Debentures.

         During the years ended December 31, 2000 and 1999, the Company issued $875,000 and $1,725,000, respectively, of convertible debentures with a beneficial conversion feature of twenty five percent in 1999 and twenty percent in 2000. In accordance with the Financial Accounting Standards Board's Emerging Issues Task Force No. 98-5, the imbedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to paid-in capital. In addition, the recorded discount equal to the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the earliest date the debenture holder can convert the debenture. Accordingly, the Company has recorded paid-in capital and interest expense of $218,750 and $431,250 related to the beneficial conversion feature of all debentures issued in 2000 and 1999, respectively.

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         A)  OPERATING LEASES

             The Company leases office and manufacturing space, in West Palm Beach, Florida, under a lease that expires July 31, 2003. The Company is obligated to pay $247,643, in rent over the remaining term of the lease, which includes $22,500 of estimated annual operating expenses that are subject to adjustment based upon actual costs incurred. The lease provides for two five year renewal options.

             The future minimum lease payments required under this operating lease are as follows:

                          Year           Amount
                       ---------   -----------------
                          2001              $ 93,215
                          2002                96,751
                          2003                57,677
                                   -----------------
                          TOTAL             $247,643
                                   =================

             The total rent expense charged to operations was $104,641 and $98,129 for the years ending December 31, 2000 and 1999 respectively.

         B)  CONSULTING AGREEMENTS

             On February 16, 1999, pursuant to an agreement ratified by the Board of Directors on

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

         B)  CONSULTING AGREEMENTS (CONTINUED)

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

             On November 15, 1999 the Company entered into a consulting agreement with Mr. Ralph Nichols for a term of three months. Mr. Nichols was to provide services in the areas of sales, marketing and product development. By mutual agreement, the term was shortened to end on January 27, 2000. Mr. Nichol's total compensation was to consist of $14,400 in cash and options for 9,600 shares of the Company's common stock, at market, with an exercise price of $1.50 a share. In lieu of the cash, Mr. Nichols agreed to receive an option for an additional 9,872 shares of the Company's common stock at the day's closing price of $1.46875, which is exercisable at $.01 per share

             On December 9, 1999, the Company entered into an agreement with an investment banking firm ("IBF") to act as financial advisor and investment banker in connection with a plan to find a strategic alliance partner. In addition to a fee of $250,000, which was paid in June 2000, the IBF was to be reimbursed for out-of-pocket costs and attorney fees, whether or not a transaction was consummated. A $25,000 deposit was paid upon signing of the agreement, which was to be applied towards expenses. The IBF has not been successful in consummating a transaction for a strategic alliance partner.

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

             The exercise price of all ISO's granted under the plan must be at least equal

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 10 - SHAREHOLDERS' EQUITY

          A)  THE 1993 STOCK PLAN (CONTINUED)

              to the fair market value of the shares of the common stock on the date of the grant. The exercise price for any participant in the qualified plan possessing more than 10% of the voting power of the Company's outstanding common stock must equal at least 110% of the fair market value on the grant date. As of December 31, 2000 and 1999 no shares have been issued under the qualified plan.

              During 2000 and 1999 the Company did not grant any ISO's.

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

              In 2000, the Company granted 19,472 options to a consultant at a market price of $1.50 for 9,600 options and $.01 for 9,872 options.

          C)  SUMMARY OF STOCK PLANS

              The Company has elected to follow APB Option No. 25, "Accounting for Stock Issued To Employees", and related interpretations in accounting for its employee stock options. Compensation costs to employees of $132,741 and $341,088 have been recognized related to stock options when the exercise price was below the fair market value of the stock at the date of grant, for the years 2000 and 1999, respectively. If the Company had elected to account for its stock options granted to non-employees under the fair value method of SFAS No. 123, "Accounting For Stock-Based Compensation", the Company's net loss and loss per common share would have been the pro forma amounts indicated below:


                                           2000                       1999
                                   ---------------------      ---------------------
              Net (Loss):
                   As reported               $(6,563,494)               $(3,829,043)
                   Pro forma                 $(6,081,424)               $(4,825,657)

              Basic EPS:
                   As reported               $      (.42)               $      (.28)
                   Pro forma                 $      (.39)               $      (.35)

              Diluted EPS:
                   As reported               $      (.42)               $      (.28)
                   Pro forma                 $      (.39)               $      (.35)

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

          C)  SUMMARY OF STOCK PLANS (CONTINUED)

              The fair value of each option is estimated on the date of grant, and at subsequent dates for repriced options, using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively:

                                                    2000                       1999
                                            ---------------------      ---------------------
              Dividend yield                                    -                          -
              Expected volatility                             192%                       124%
              Risk-free interest rate                        6.00%                      5.72%
              Expected life of stock option             1.5 years                    2 years

              The dividend yield reflects the assumption that the current dividend payout will continue to be zero. The expected life of the options is based on an estimate, and is not necessarily indicative of exercise patterns that may occur. The weighted average fair value per option was $1.02 and $.91 for options granted during 2000 and 1999, respectively. A summary of the status of the stock option plans as of December 31, 2000 and 1999, and changes during each of the years then ended, follows:

                                                     2000                                    1999
----------------------------------------------------------------------------------------------------------------------
                                                                     Weighted                                 Weighted
                                                                      Average                                  Average
                                             Shares            Exercise Price      Shares               Exercise Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at                                 3,153,637                $1.39       3,587,637                    $1.55
 beginning of year
Granted                                           29,472                  .92         170,000                      .53
Exercised                                       (460,000)                 .65        (324,304)                     .85
Forfeited/Expired                                 (5,000)                1.09        (279,696)                     .96
----------------------------------------------------------------------------------------------------------------------
Outstanding at
 end of year                                   2,718,109                 1.41       3,153,637                     1.39
----------------------------------------------------------------------------------------------------------------------
Options exercisable
 at end of year                                2,718,109                 1.41       2,903,637                     1.40
----------------------------------------------------------------------------------------------------------------------

              The following table summarizes information about the stock options outstanding as of December 31, 2000:

                                       Options Outstanding                                         Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
      Range of Exercise Prices                        Weighted Average         Weighted Average                             Weighted
                                     Number        Remaining Contractual        Exercise Price    Number Exercisable         Average
                                  Outstanding               Life                                                      Exercise Price
------------------------------------------------------------------------------------------------------------------------------------

$  .01 -  .50                        9,872                      9.08                   $ .01               9,872            $ .01
   .51 - 1.50                    2,254,600                      3.45                    1.18           2,254,600             1.18
  2.00 - 2.50                      422,500                      1.00                    2.50             422,500             2.50
  3.00 - 4.99                       21,137                      5.38                    3.51              21,137             3.51
  5.00 - 7.00                       10,000                      4.00                    6.00              10,000             6.00
------------------------------------------------------------------------------------------------------------------------------------
   .10 - 7.00                    2,718,109                      3.11                    1.41           2,718,109             1.41
------------------------------------------------------------------------------------------------------------------------------------

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

       C) SUMMARY OF STOCK PLANS (CONTINUED)

          As of December 31, 2000 there were 25,000 qualified stock options and 56,500 non-qualified stock options outstanding under the 1993 stock plan. There were 2,612,500 individual non-qualified stock options (registered through an S-8 and an S-3 filed in 1999). There were 24,109 individual, non-qualified stock options (unregistered) outstanding as of December 31, 2000.

       D) STOCK ISSUANCES

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

          In May 1999, three offshore investors exercised warrants to purchase 500,000 shares of the Company's common stock at $3.00 per share. In accordance with an agreement, $695,000 was withheld from the proceeds for a 10% placement fee of $150,000, a 3% legal and an unaccountable fee of $45,000, and the repurchase of 2,000,000 warrants at $.25 per warrant.

          In May 1999, a failed distribution agreement was terminated and one million shares of the Company's common stock were returned and the related unearned advertising expense of $3,781,000 was reversed.

          In May 1999, a former officer/employee was issued 110,000 options to purchase the Company's stock at ten cents per share, that were valued at $410,775 using the Black-Scholes pricing model, with a corresponding charge

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

       D) STOCK ISSUANCES (CONTINUED)

          to operations.

          In August 1999, in accordance with the Debenture Agreement (Note 8) 40,000 shares of the Company's common stock valued at $2.125 per share were issued for fees associated with the agreement.

          In August 1999, 87,093 shares of the Company's common stock valued at $1.156 per share were issued for legal services.

          In September, October and November of 1999, $400,000 of Debentures were converted into 397,261 shares of the Company's common stock, which included accrued interest of $5,939.

          In September 1999, an employee was issued 60,000 options valued at $1.3125 in connection with the termination of an employment arrangement.

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

          In January 2000, a former employee canceled 5,000 options.

          In January 2000, a consultant was issued 9,600 options at an exercise price of $1.50 per share.

          In February 2000, two directors were issued 5,000 options each, at an exercise price of $2.50 per share. These options were subsequently returned to the Company unexercised.

          In February 2000 the Company issued 200,000 shares of unregistered common stock to a designee of ProMag Industries, Inc., in payment of $183,009 of outstanding invoices for goods and services provided to the Company.

          In February 2000 the Company issued 110,000 shares of unregistered common stock to Lisa Broderick upon exercise of an option granted in settlement of a lawsuit.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

       D) STOCK ISSUANCES (CONTINUED)

          In March 2000 the Company issued 189,578 shares of unregistered common stock to John Gardner, a former President of the Company, upon exercise of an option granted in settlement of a lawsuit.

          In March 2000 the Company issued 37,895 shares of unregistered common stock to Ralph Nichols, a former employee, upon exercise of options granted to Mr. Nichols.

          In March 2000, $850,000 of Debentures were converted into 667,322 shares of the Company's common stock, which included accrued interest of $11,734.

          In March 2000, two consultants exercised options to purchase 30,000 shares of the Company's common stock at $2.50 per share.

          In April 2000, $350,000 of Debentures were converted into 204,268 shares of the Company's common stock, which included accrued interest of $5,889.

          In April 2000, an employee exercised options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.09 per share.

          In May 2000, in accordance with the agreement governing the issuance of the Company's 6% convertible debentures, $88,750 was paid for fees associated with the agreement.

          In June 2000, $75,000 of Debentures and $2,502 of accrued interest were converted into 80,653 shares of the Company's common stock.

          In June 2000, in accordance with the agreement governing the issuance of the Company's 6% convertible debentures, 43,750 shares of the Company's common stock valued at $1.34375 per share were issued for fees associated with the agreement.

          In August 2000, $750,000 of Debentures and $12,476 of accrued interest were converted into 775,765 shares of the Company's common stock.

          In 1999 and in 2000 the Company repriced 100,000 options previously issued to consultants. Variable options were created as a result of repricing these options that, in accordance with FASB No. 123, must be revalued on a quarterly basis using the Black-Scholes pricing model. The effect in the accompanying financial statements of revaluing these options on a quarterly basis was to reduce the stock options issued for compensation and services expense by $197,300 in 2000 and increase the expense by $13,800 in 1999.

          In November 1999 the Company repriced 1,500,000 options previously issued to two directors and an officer. Variable options were created as a result of repricing these options that, in accordance with FASB No. 123, must be revalued on a quarterly basis

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

       D) STOCK ISSUANCES (CONTINUED)

          using the Black-Scholes pricing model. The effect of revaluing these options on a quarterly basis was to reduce the net loss by $971,900 in 2000 and increase the net loss by $98,640 in 1999, for FASB No. 123 disclosure.

          On February 27, 2001, two former board members returned options, unexercised, to purchase 490,000 shares of the Company's common stock at exercise prices ranging from $1.19 to $3.25 per share.

       E) DEFERRED COMPENSATION

          In October 1997 two new board members were granted 500,000 stock options with an exercise price of $2.00 that was $1.25 per share lower than the fair market value at the date of grant. The options vested one-third in the year of grant and will be fully vested over a three year period. In 1999, compensation expense of $208,333 was recorded for the vested portion of the below market difference in accordance with APB Opinion No. 25. This amount was also recorded as amortized deferred compensation. The entire non-vested portion of compensation has been recorded as deferred compensation (a contra-equity account), in the year of grant. For purposes of FASB No. 123 disclosure, the fair value of the 500,000 options using the Black-Scholes option pricing model is $1,598,941. This fair value has been ratably recognized over the vesting period for disclosure purposes. In February 2001, 460,000 of these options were returned, unexercised, to the Company.

          In December 1997, the Chairman of the Board was granted 1,000,000 stock options at an exercise price of $2.00 that was $.5310 per share lower than the fair market value of the stock at the date of grant. The options vest over a four year period beginning in 1997, provided the Chairman continuously serves as a member of the Board of Directors and that the patented inventions continue to be assigned to the Company. In 2000 and 1999, compensation expense of $132,741 per year was recorded for the vested portion of the below market value difference in accordance with APB Opinion No. 25. This amount was also recorded as amortized deferred compensation. The entire non-vested portion of compensation has been recorded as deferred compensation (a contra-equity account), in the year of grant. For purposes of FASB No. 123 disclosure, the fair value of the 1,000,000 options using the Black-Scholes option pricing model is $2,490,318. The annual effect of the difference in fair value has been ratably recognized over the vesting period for disclosure purposes.

       F) WARRANTS

          In connection with a failed distribution agreement in 1998, the Company entered into an agreement with three unaffiliated companies, granting them stock purchase warrants for an aggregate total of 2,000,000 shares of common stock with an exercise price of $5.00

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

       F) WARRANTS (CONTINUED)

          per share and a term of five years. The Company repurchased the warrants for $500,000 in 1999.

          A summary of the status of the Company's warrant activity is as follows:

                                     2000                             1999
          --------------------------------------------------------------------------------
                                                  Weighted                        Weighted
                                                   Average                         Average
                                    Shares  Exercise Price      Shares      Exercise Price
          --------------------------------------------------------------------------------
          Outstanding at
           beginning of year        214,725        $   .40     2,714,725          $   4.27
          Granted                         -              -             -                 -
          Exercised                       -              -      (500,000)             3.00
          Forfeited/Expired               -              -             -                 -
          Repurchased                     -              -    (2,000,000)             5.00
          --------------------------------------------------------------------------------
          Outstanding at
           end of year              214,725            .40       214,725               .40
          --------------------------------------------------------------------------------
          Warrants exercisable
           at end of year           214,725            .40       214,725               .40
          --------------------------------------------------------------------------------


          The following table summarizes information about the warrants outstanding as of December 31, 2000:


                              Warrants Outstanding                                            Warrants Exercisable
          ----------------------------------------------------------------------------------------------------------------------
                  Range of                            Weighted Average            Weighted                              Weighted
                  Exercise            Number                 Remaining    Average Exercise           Number     Average Exercise
                    Prices       Outstanding          Contractual Life               Price      Exercisable                Price
          ----------------------------------------------------------------------------------------------------------------------
          $   .40 or less            214,725                      1.50                .396          214,725                 .396
          ----------------------------------------------------------------------------------------------------------------------


NOTE 11 - EARNINGS (LOSS) PER COMMON SHARE

          Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS, which is basic EPS adjusted for the dilutive effect of stock options and other securities that may be converted into common shares, is not presented as the effects would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 11 - EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)

                                                      2000          1999
                                                 -------------  -------------
           Numerator:

           Net (Loss)                            $  (6,563,494) $  (3,829,043)
                                                 -------------  -------------

           Numerator for basic EPS                  (6,563,494)    (3,829,043)
           Effect of dilutive securities:                    -              -
                                                 -------------  -------------
           Numerator for diluted EPS             $  (6,563,494) $  (3,829,043)
                                                 -------------  -------------

           Denominator:

           Denominator for basic EPS
             weighted-average shares                15,727,449     13,715,848
           Effect of dilutive securities:
             Stock Options                                   -              -
             Warrants                                        -              -
             Potentially dilutive common shares              -              -
                                                 -------------  -------------
           Denominator for diluted EPS              15,727,449     13,715,848
                                                 -------------  -------------
           Basic EPS                             $        (.42) $        (.28)
                                                 -------------  -------------
           Diluted EPS                           $        (.42) $        (.28)
                                                 -------------  -------------

NOTE 12 - LITIGATION

       A former Chief Executive Officer, who was hired and terminated in 1996, sued the Company and the former Chairman of the Board. The basis of the suit was for libel and slander arising from her appointment and termination. The Company was represented by its insurance carrier. On April 30, 1999 the parties agreed to settle the case for $50,000 in cash, which was funded by the Company's insurer, and options for 110,000 shares of the Company's common stock at an exercise price of ten cents a share. On October 4, 1999, the former employee filed a complaint in the Circuit Court for Palm Beach County, Florida alleging that the Company failed to timely comply with the settlement and requested damages. The former employee has offered to settle the case for the exchange of general releases. Counsel believes that an unfavorable outcome is unlikely.

       On May 29, 1998, the Company was informed that the Securities and Exchange Commission's Division of Enforcement (the "SEC") had begun an informal investigation into whether the Company had violated relevant laws, rules or regulations with regard to its publicly traded securities, and requested that the Company voluntarily produce documents for the period beginning January 1, 1996 through present. The Company has complied with the SEC's initial and subsequent requests to produce documents, choosing not to claim privilege or withhold any requested information in its possession. On February 18, 1999, the President and Chief Executive Officer testified before the SEC pursuant to a subpoena. At that time, the SEC made available to the Company its formal Order Directing Private Investigation and Designating Officers to Take Testimony (the "Order"). The Order revealed

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 12 - LITIGATION (CONTINUED)

       that members of the SEC's staff have reported information to the Commission that, in the staff's view, tend to show that during the period from at least January 1, 1996 and continuing thereafter, the Company, its present or former officers, directors or employees or others may have violated federal securities laws. On December 20, 2000, pursuant to an Offer of Settlement made by the Company, the SEC and the Company reached a settlement. The Company, without admitting or denying the Commission's findings, consented to the entry of the Commission's findings and the entry of the Commission's Order Instituting Proceedings Pursuant to
       Section 21C of the Securities Exchange Act of 1934 and Imposing Cease and Desist Order. The Commission found that certain of the Company's press releases and public filings made in 1997 and 1998 violated various sections and rules of the Exchange Act. In addition, the Commission found that the Company violated the Exchange Act with respect to inaccurate projections contained in a 1998 analyst's report that the Company had paid for. The Commission's Order prohibits the Company from committing or causing any future violations of the statutes and rules of the Exchange Act.

       Simultaneously, Franklin Brooks and John Gardner, former Company presidents, settled the Commission's claims against them with respect to the matters described above. Messrs Brooks and Gardner, without admitting or denying the allegations set forth in the Commission's complaint, consented to the entry of a final judgment permanently enjoining them from future violations of the Exchange Act statutes, as set forth in the complaint, and imposed civil penalties against each of them in the amount of $55,000. A committee of the Company's Board of Directors, not including Messrs Brooks or Gardner, concluded that Messrs Brooks and Gardner had acted in good faith and that the Company should reimburse them for the penalties. The Company also provided Messrs Brooks and Gardner with legal defense. The Company's insurance carrier has denied coverage for defense costs related to this investigation.

       On August 17, 1999, the Company was named as a defendant in a declaratory judgment action pending in the United States District Court for the District of Arizona by Saf-T-Hammer, Inc. The plaintiff was seeking a declaratory judgment that its trademark does not infringe upon the Saf-T-Lok trademark, to invalidate the Saf-T-Lok trademark and attorneys' fees and costs. On December 5, 2000, the Company and the plaintiff executed a Settlement and Release Agreement and the lawsuit was dismissed.

       On March 28, 2000, Winner Holding LLC, Winner Club LLC and James E. Winner, Jr., (collectively, "Winner") filed a complaint against the Company and Mr. Brooks in U.S. District Court in Pennsylvania. The suit arose from discussions between the parties regarding a possible merger. Winner's complaint purports to allege, among other things, causes of action for breach of contract, fraud, negligent misrepresentation and breach of duty to negotiate in good faith, and seeks compensatory damages in excess of $75,000 for each cause of action. Winner was also seeking a permanent injunction preventing the Company from being acquired by another party, as well as punitive damages of at least $5,000,000. On March 12, 2001, the lawsuit was dismissed with prejudice.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999


NOTE 13 - SUBSEQUENT EVENTS

       The Company received a letter dated November 3, 2000 from Nasdaq stating that the Company's common stock had failed to maintain a minimum bid price of one dollar over the last thirty consecutive days of trading, as required for continued listing on the Nasdaq SmallCap Market, as set forth in Marketplace Rule 4310(c)(4) (the "Rule"). In accordance with the Rule, the Company was given until February 1, 2001 to regain compliance with the Rule. On February 2, 2001 the Company received notice from Nasdaq that it had failed to meet the minimum bid price requirement and that its common stock was subject to delisting from the Nasdaq SmallCap Market. The Company was also notified that it would be required to demonstrate its ability to sustain long-term compliance with all applicable Nasdaq maintenance criteria. The Company requested, and was granted, a hearing on March 9, 2001 before the Nasdaq Listing Qualifications Panel (the "Panel") to review the Staff's determination. On March 28, 2001, the Company received a decision from the Panel that allows the Company's stock to continue to be listed, under a temporary exception, on the Nasdaq SmallCap Market. The Company has until May 4, 2001 to demonstrate compliance with Nasdaq's minimum bid price requirement, as well as all of Nasdaq's continued listing criteria.

       On February 6, 2001, a change in control of the Board of Directors of Saf T Lok Incorporated was effected as a result of the appointment of five new Directors. No payments were made in order to effect the change in control and the new Directors have received no compensation, including securities of the Company. However, the new Chairman, James E. Winner, Jr., proposes to grant options to the new management team. It is the intention of the new management team to relocate the Company's corporate offices and manufacturing facilities from West Palm Beach, Florida to Sharon, Pennsylvania.

NOTE 14 - FOURTH QUARTER ADJUSTMENTS

       The Company recorded the inventory valuation loss of $2,057,659 and the asset impairment loss of $1,114,029 in the fourth quarter of 2000 for an aggregate of $3,171,688 of fourth quarter adjustments.