Form 10QSB
period 2001-03-31
SAF T LOK INC
filed 2001-05-15
CIK 902056

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ===============================

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                          COMMISSION FILE NO.: 1-11968
                         ===============================

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

                                 (561) 478-5625
               Registrant's telephone number, including area code)

                      =====================================

 Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
               during the preceding 12 months (or for such shorter
                period that the Company was required to file such
                           reports), and (2) has been

     subject to such filing requirements for the past 90 days, Yes   X   No ____


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          COMMON STOCK, $.10 PAR VALUE
                                      Class

                                    1,646,535
                          Outstanding at May 15, 2001

                             SAF T LOK INCORPORATED
                              INDEX FOR FORM 10-QSB


PART I FINANCIAL INFORMATION............................................................................ 1

         Item 1.  Financial Statements.................................................................. 1

                  Saf T Lok Incorporated and Subsidiaries Consolidated Balance Sheets as of
                  March 31, 2001 and 2000 (Unaudited)................................................... 1

                  Saf T Lok Incorporated and Subsidiaries Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2001 and 2000 (Unaudited)........................ 2

                  Saf T Lok Incorporated and Subsidiaries Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2001 and 2000 (Unaudited)........................ 3

                  Saf T Lok Incorporated and Subsidiaries Notes To Consolidated
                  Financial Statements for the Quarters Ending March 31, 2001
                  and 2000 (Unaudited)..................................................................  4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................  6

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.....................................  6

                  Results of  Operations................................................................  7

                  Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,2000........  7

                  Revenues..............................................................................  7

                  Expenses..............................................................................  8

                  Liquidity and Sources of Capital......................................................  9

                  Contemplated Strategic Alliances......................................................  10

Saf-T-Lok Inc. - Quarterly Report                                                         Date Filed: 5/15/2001

                  Qualifications........................................................................ 10

                  Anticipated Material Expenses......................................................... 10

                  Capital Resources and Expenditures.................................................... 10

PART II OTHER INFORMATION............................................................................... 11

         Item 1.  Legal Proceedings..................................................................... 11

         Item 2.  Changes in Securities and Use of Proceeds............................................. 11

                   Product Liability.................................................................... 11

         Item 3.  Defaults Upon Senior Securities....................................................... 11

         Item 4.  Submission of Matters to a Vote of Security Holders................................... 11

         Item 5.  Other Information..................................................................... 12

         Item 6.  Exhibits and Reports on Form 8-K...................................................... 12

                  Current Reports on Form 8-K........................................................... 12

PART III  SIGNATURES.................................................................................... 12

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                          As of March 31, 2001 and 2000
                                   (Unaudited)

                                                                                             2000
                                                                          2001            (RESTATED)
                                                                      ------------       ------------
ASSETS

CURRENT ASSETS

Cash                                                                  $     85,068       $    418,535
Accounts Receivable (less allowance for doubtful                            14,630             67,466
     accounts of $8,000 in 2001)
Note Receivable                                                             23,963             20,491
Inventories                                                                 72,415             98,373
Prepaid Expenses                                                            54,564             67,500
                                                                      ------------       ------------
TOTAL CURRENT ASSETS                                                       250,640            672,365

PROPERTY AND EQUIPMENT, LESS
    ACCUMULATED DEPRECIATION                                                85,129          1,135,548

OTHER ASSETS
Inventories (non-current)                                                  150,000          2,240,000
Patents (less accumulated amortization of $111,847 in 2000)                     --            275,849
Note receivable, less current portion                                       97,931            120,123
Other Assets                                                                19,858             81,677
                                                                      ------------       ------------
TOTAL OTHER ASSETS                                                         267,789          2,717,649
                                                                      ------------       ------------
TOTAL ASSETS                                                          $    603,558       $  4,525,562
                                                                      ============       ============

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES

Accounts Payable                                                      $    474,798       $     37,632
Accrued Expenses                                                           183,572            177,019
                                                                      ------------       ------------
TOTAL CURRENT LIABILITIES                                                  658,370            214,651

Note Payable                                                               120,000                 --
Convertible Debentures                                                     175,000            475,000
                                                                      ------------       ------------
TOTAL LIABILITIES                                                          953,370            689,651

SHAREHOLDERS' (DEFICIENCY) EQUITY
Common Stock, $0.10 par value, 3,000,000 shares
    authorized, 1,646,535 and 1,535,091 shares issued
    and outstanding, in 2001 and 2000, respectively                        164,655            153,510
Paid-in Capital                                                         29,611,622         28,452,863
Other equity reductions                                                         --            (47,469)
Accumulated deficit                                                    (30,126,089)       (24,722,993)
                                                                      ------------       ------------
TOTAL SHAREHOLDERS' (DEFICIENCY) EQUITY                                   (349,812)         3,835,911
                                                                      ------------       ------------
TOTAL                                                                 $    603,558       $  4,525,562
                                                                      ============       ============

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                      Consolidated Statement of Operations
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                              2001              2000
                                                          -----------       -----------
Net Sales                                                 $    14,505       $    23,843

Cost of Sales                                                   5,187             8,031
                                                          -----------       -----------
Gross Profit                                                    9,318            15,812

Selling, general and administrative expenses                  274,491           649,577

Stock and options issued for compensation and services         29,300           773,272

Depreciation                                                    6,194            74,398

Other Income ( Expense)                                        (9,818)           10,552
                                                          -----------       -----------
NET LOSS                                                  $  (310,485)      $(1,470,883)
                                                          ===========       ===========

NET LOSS PER COMMON SHARE                                 $     (0.19)      $     (1.01)
                                                          ===========       ===========

Weighted average number of common shares outstanding        1,646,535         1,463,105
                                                          ===========       ===========

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                 2001              2000
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                      $  (310,485)      $(1,470,883)
Adjustments to reconcile net (loss) to net cash used
 in operating activities:
Depreciation                                                        6,194            74,398
Non cash compensation                                                  --           477,472
Non cash consulting fees                                           29,300           160,800
Issuance of stock for services and interest                            --           146,734
Issuance of stock for settlement of Accounts Payabl                    --           183,009
Other                                                                 412            20,496
Changes in assets and liabilities :
        Decrease in accounts receivable                            50,982            22,918
        Decrease (increase) in inventory                            5,585           (36,701)
        Decrease (increase) in prepaid expenses                       785            (8,948)
        Increase (decrease) in accounts payable                    47,266          (309,647)
        Increase in accrued liabilities                            76,868            59,113
                                                              -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                             (93,093)         (681,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on note receivable                                5,242             7,671
Payment for purchase of equipment                                      --            (8,318)
Stock issued for payment of equipment                                              (132,400)
                                                              -----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 5,242          (133,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note payable                                        120,000
Issuance of stock upon exercise of options                             --            86,000
Decrease (increase) in deferred interest                            8,755           (22,667)
Issuance of stock for fees related to debentures                                    173,907
                                                              -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         128,755           237,240
                                                              -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               40,904          (577,046)

Cash and cash equivalents at beginning of period                   44,164           995,581
                                                              -----------       -----------
Cash and cash equivalents at end of period                    $    85,068       $   418,535
                                                              ===========       ===========

SUPLEMENTAL DISCLOSURES
     Cash payments for interest                               $     8,769       $    69,063
                                                              ===========       ===========

                     SAF T LOK INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

         The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10KSB for the year ended December 31, 2000. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's financial statements for the year ended December 31, 2000 have been omitted. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results for the entire year ending December 31, 2001. Certain items in the March 31, 2000 financial statements have been reclassified for comparative purposes. These reclassifications have no effect on the 2000 net loss or shareholders' equity. In addition, the number of common shares outstanding and the loss per common share have been restated to reflect the reverse stock split which occurred in April 2001 as described in Note 6.

NOTE 2 - INVENTORIES

                                                                                     2000
        Inventories are comprised of the following as of             2001         (RESTATED)
          March 31, 2001 and 2000                                 ----------      ----------
        Finished goods                                            $  222,415      $  324,082
        Raw materials                                                     --       1,992,170
        Supplies                                                          --          22,121
                                                                  ----------      ----------
                                         TOTAL                    $  222,415      $2,338,373

        Current portion                                               72,415          98,373
                                                                  ----------      ----------
        Non-Current portion                                       $  150,000      $2,240,000
                                                                  ==========      ==========

         At December 31, 2000, the Company revalued inventories and recognized a loss of $2,057,659.

NOTE 3 - PREPAID EXPENSES

                                                                                  2000
        Prepaid expenses are comprised of the following as of        2001      (RESTATED)
          March 31, 2001 and 2000                                  -------      -------
        Prepaid insurance                                          $45,548      $46,669
        Prepaid rent                                                 9,016        8,583
        Prepaid legal                                                   --        3,292
        Deposits on tooling                                             --        8,956
                                                                   -------      -------
                                        TOTAL                      $54,564      $67,500
                                                                   =======      =======

NOTE 4 - PROPERTY AND EQUIPMENT

                                                                                           2000
        Property and equipment is comprised of the following as of         2001         (RESTATED)
          March 31, 2001 and 2000                                       ----------      ----------
        Equipment                                                       $  225,161      $  225,047
        Furniture and fixtures                                              25,694          25,694
        Leasehold improvements                                              13,189          13,189
        Tools and dies                                                          --       1,702,679
                                                                        ----------      ----------
                                   TOTAL                                   264,044       1,966,609

        Less accumulated depreciation                                      178,915         831,061
                                                                        ----------      ----------
                                   TOTAL                                $   85,129      $1,135,548
                                                                        ==========      ==========

         At December 31, 2000, the Company wrote off tools and dies with a net book value of $850,360 and deposits on tooling of $8,957 as impaired.

NOTE 5 - SHAREHOLDERS' EQUITY

         In February 2001, two former board members returned options, unexercised, to purchase 490,000 shares of the Company's common stock at exercise prices ranging from $1.19 to $3.25 per share.

         In February 2001, a former consultant exercised options to purchase 9,872 shares of the Company's common stock at an exercise price of $.01 per share. These shares have not been issued and are pending a registration of the Company's common stock.

         As of March 2001, 100,000 options issued to two consultants that were repriced in 1999, were revalued from $6,800 to $21,300 using the Black-Scholes pricing model, with a corresponding charge to stock options issued for compensation and services of $14,500.

         As of March 2001, 100,000 options issued to two consultants that were repriced in 2000, were revalued from $7,300 to $22,100 using the Black-Scholes pricing model, with a corresponding charge to stock options issued for compensation and services of $14,800.

NOTE 6 - SUBSEQUENT EVENTS

         Statement of Financial Accounting Standards No. 128 "Earnings Per Share" requires that when a reverse stock split occurs after the close of the period but before the issuance of the financial statements, the per-share computations for those and any prior-period financial statements presented shall be based on the new number of shares. On April 26, 2001, the Company completed a one-for-ten reverse stock split of its common stock. The outstanding common shares as of March 31, 2001 and 2000 of 16,465,346 and 15,350,910 were restated to 1,646,535 and 1,535,091 respectively. The weighted average number of common shares outstanding as of March 31, 2001 and 2000 of 16,465,346 and 14,631,047 were restated to 1,646,535 and 1,463,105 respectively. The loss per common share has been restated based on the new weighted average number of common shares outstanding.

         On April 23, 2001, the Company received notice from Nasdaq that it was not in compliance with Nasdaq's tangible asset requirement, as set forth in Rule 4310(c)(2)(B). On April 26, 2001 and May 7, 2001, the Company submitted a proposal to Nasdaq to address this deficiency. On May 14, 2001, NASDAQ advised the Company that it would not grant the Company a temporary exception to the net tangible asset requirement. As a result, the Company's securities were delisted on May 15, 2001. The Company's securities may be immediately eligible to trade on the OTC Bulletin Board.

         On May 4, 2001 the Company announced that it had a signed letter of intent to purchase all of the outstanding membership interests of Winner International LLC, a privately held security and safety product company headquartered in Sharon, Pennsylvania.

         The Company is in the process of closing its West Palm Beach office and manufacturing facility and moving them to Sharon, Pennsylvania. The Company is obligated under a lease expiring July 31, 2003 at an annual rental of approximately $95,000. It is management's intention to find a tenant to sublet the premises for the remaining term of the lease or to negotiate a settlement and termination of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.

         This document includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans. objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, risks attending litigation and government investigation, inability to raise additional capital or find strategic partners, leverage and debt service, governmental regulation, dependence on key personnel, competition, including competition from other manufacturers of gun locks, costs and risks attending manufacturing, expansion of operations, market acceptance of the Company's products, limited public market and liquidity, shares eligible for future sale, the Company's common stock being subject to penny stock regulation and other risks detailed in the Company's filings with the United States Securities and Exchange Commission ("SEC" or "Commission").

RESULTS OF OPERATIONS.

         The Company, through its subsidiary, Saf-T-Lok Corporation, a Florida corporation, ("STL"), designs, develops, manufactures and distributes patented and proprietary safety locks for handguns. There are two designs, the Saf-T-Lok Registered Trademark - Grip Lock, which fits many types of standard handguns, and the Saf-T-Lok Registered Trademark - Magazine Lock, which fits many types of handguns using ammunition magazines. The Company currently conducts its own distribution, through retail stores, the Internet and direct sale to law enforcement authorities. In the first quarter of 2001, most of the Company's sales revenues were derived from sales to the law enforcement community, although additional markets, methods of distribution and third party distributors continue to be developed.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

         REVENUES

         The Company's total sales for the quarter ending March 31, 2001 were $14,505, compared to $24,843, in the first quarter of 2000. Purchases by law enforcement authorities made up nearly all of the first quarter sales in both years. The difference between the two quarterly sales revenues is principally due to reduced volumes. The Company did not participate in any major gun shows in the first quarter of 2001, so there were fewer sales opportunities. Gross profit for the first quarter of 2001 was $9,318, or 64% of sales, while the first three months of 2000 showed a gross profit of $15,812, with a 66% margin. Thus, while the amount sold decreased from last year, the return on each unit sold remained approximately the same.

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

         EXPENSES

         In first quarter 2001 versus first quarter 2000, total expenses were decreased by approximately $1,187,000.

         The components and reasons for the decrease are described as follows:

                   SELLING, GENERAL & ADMINISTRATIVE EXPENSES.

         The Company's selling, general and administrative expenses decreased by $375,086 because:

         o the Company had minimal costs in the first quarter of 2001 relating to its 6% convertible debentures;

         o the Company's legal costs associated with European patent and trademark protection were lower;

         o the Company's general legal costs decreased due to the settlement of certain legal proceedings;

                            STOCK AND OPTIONS EXPENSE

         The Company's expenses related to the issuance of common stock and the issuance and exercise of stock options related to current and former employees and consultants was $29,300 in the first quarter of 2001, a decrease of $743,972 over the same period in 2000. This decrease occurred primarily because:

         o a significantly smaller number of options were exercised in the first quarter of 2001 than in the same period one year earlier;

         o Black-Scholes valuation of the repriced options resulted in a charge of $29,300 in 2001 versus $146,400 in 2000;

         In February 2001, two former board members returned options, unexercised, to purchase 490,000 shares of the Company's common stock at exercise prices ranging from $1.19 to $3.25 per share. In February 2001, a former consultant exercised options to purchase 9,872 shares of the Company's common stock at an exercise price of $.01 per share. These shares have not been issued and are pending a registration of the Company's common stock. As of March 2001, 100,000 options issued to two consultants that were repriced in 1999, were revalued from $6,800 to $21,300 using the Black-Scholes pricing model, with a corresponding charge to stock options issued for compensation and services of $14,500. As of March 2001, 100,000 options issued to two consultants that were repriced in 2000, were revalued from $7,300 to $22,100 using the Black-Scholes pricing model, with a corresponding charge to stock options issued for compensation and services of $14,800.

                                  DEPRECIATION

         Depreciation expense was $6,194 in the first quarter of 2001, a decrease of $68,204 from the same period in 2000. This decrease relates to depreciation in tooling which was written-off as impaired in the fourth quarter of 2000.

         LIQUIDITY AND SOURCES OF CAPITAL.

         The Company ended the first quarter of 2001 with a cash balance of $85,068 and accounts receivable of $14,630, against current liabilities of $658,370. For the quarter ending March 31, 2000, the Company had a cash balance of $418,535 and accounts receivable of $67,466 against then-current liabilities of $214,651.

         The Company's inventory at the close of the first quarter of 2001 was valued at $222,415, of which $150,000 is considered non-current which compares to the first quarter of 2000 value of $2,338,373, of which $2,240,000 was considered non-current. A history of losses and poor sales contributed to the decision to write down the inventories to reflect their approximate market value on a liquidation basis as of December 31, 2000. Liabilities include accounts payable, note payable, accrued salaries and taxes and amounts due on the Company's convertible debentures.

These debentures are valued at $175,000, and make up nearly 18% of liabilities, while accrued salaries, taxes and expenses amount to $183,572 or approximately 19%. Accounts payable at March 31, 2001 were $474,798 an increase from the previous March 31, balance of $37,632. During the first quarter, the Company obtained $120,000 in unsecured financing from the Chief Executive Officer/Chairman of the Board of the Company.

         CONTEMPLATED STRATEGIC ALLIANCES.

         As Company sales have not yet reached a level sufficient to sustain operations, the Company intends to seek a strategic alliance to provide either an immediate revenue stream or the marketing expertise to help increase sales revenues to a self-sustaining, profitable level, or both.

         QUALIFICATIONS.

         Notwithstanding the Company's intended plan to seek strategic partnerships, if sales revenues do not increase sufficiently by mid-2001, and no alliances are forged, the Company will need to obtain additional working capital. Reflecting this, a going concern qualification was included in the report of the independent auditors in connection with filing of its Annual Report on Form 10-KSB for 2000, filed with the SEC. The underlying causes resulting in the auditor's "going concern" qualification have continued in the first quarter of 2001.

         ANTICIPATED MATERIAL EXPENSES.

         As disclosed in Note 6 to the financial statements, the Company is in the process of closing its West Palm Beach office and manufacturing facility and moving them to Sharon, Pennsylvania. The cost of this relocation is undertermined at this time. Also, should the Company succeed in forming a strategic business combination it could incur significant costs related to consummation of such transaction, including increased professional fees for attorneys, financial advisors, accountants and other consultants.

         CAPITAL RESOURCES AND EXPENDITURES

         No substantial capital expenditures are anticipated during the fiscal year.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  On March 28, 2000, Winner Holding LLC, Winner Club LLC and James E. Winner, Jr., (collectively, "Winner") filed a complaint against the Company and Mr. Brooks in the United States District Court for the Western District of Pennsylvania (Case No. 00-610). The suit arose from discussions between the parties regarding a possible merger. Winner's complaint purported to allege, among other things, causes of action for breach of contract, fraud, negligent misrepresentation and breach of duty to negotiate in good faith, and sought compensatory damages in excess of $75,000 for each cause of action. Winner was also seeking a permanent injunction preventing the Company from being acquired by another party, as well as punitive damages of at least $5,000,000. On March 12, 2001, Winner withdrew the complaint with prejudice.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  Not applicable.

ITEM 3.           DEFAULTS UNDER SENIOR SECURITIES.

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

ITEM 5.           OTHER INFORMATION.

                  The Company requested continuing listing on the NASDAQ Small Cap Market notwithstanding the NASDAQ Staff's determination that the Company had failed to comply with the bid price requirement, as set forth in NASDAQ Marketplace Rule 4310(c)(4). On January 30, 2001, the Company received formal notice from NASDAQ that the Company's request would be considered at an oral hearing to be held before a Panel ("Panel") authorized by the NASDAQ Stock Market Board of Directors, on March 9, 2001. The delisting action referenced in the November 3, 2000, and December 1, 2000, letters from the NASDAQ Staff were stayed. Representatives of the Company appeared before the Panel on March 9, 2001. At the hearing, the Company had indicated its willingness to implement a Reverse Stock Split to remedy the bid price deficiency. On March 27, 2001, the Panel determined to continue the listing of the Company's securities on the NASDAQ Small Cap Market pursuant to the following exception. On or before May 4, 2001 the Company must demonstrate a closing bid price of at least $1.00 per share and immediately thereafter a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. In addition, the Company must be able to demonstrate compliance with all requirements for continued listing on the NASDAQ Small Cap Market. The Company then took appropriate steps to implement a one-for-ten reverse split of its Common Stock which became effective on April 27, 2001. As a result, however, of a year-end revaluation of the Company's inventory, tools and dies, as of December 31, 2000, the Company's net tangible assets are now below NASDAQ's minimum net tangible asset requirement, and the Company meets neither the market capitalization nor net income alternatives to the net tangible asset test. On April 26, 2001 and May 7, 2001, the Company, by letters to NASDAQ, requested a further temporary exception from NASDAQ's maintenance criteria to allow the Company an opportunity to demonstrate compliance with the minimum net tangible asset requirement or, in the alternative, NASDAQ's minimum Market Capitalization.

                  By letter dated May 14, 2001, the Panel acknowledged that, as of the close of business on May 11, 2001, the Company evidenced a closing bid price of at least $1.00 per share, for 11 consecutive trading days. The Panel noted, however, that the Company does not currently comply with the net tangible assets/market capitalization/net income requirement for continued listing on the NASDAQ Small Cap Market. Accordingly, the Panel did not grant the Company a further temporary exception and determined to delist the Company's securities from the NASDAQ Stock Market effective with the open of business on May 15, 2001. The Company's securities are immediately eligible to trade on the OTC Bulletin Board. The Company may request that the NASDAQ Listing and Hearing Review Council review the Panel's decision.

                  On May 4, 2001, the Company announced it had signed a Letter of Intent to purchase all the outstanding membership interests of Winner International LLC, the maker and marketer of the Club(R) vehicle anti-theft device and other safety and security products.

         Effective April 16, 2001, the Company signed an agreement to engage a public and investor relations ("Firm"). The agreement expires on July 15, 2001, at which time it can be renewed. The Company paid the Firm an advance fee of $7,000 and is obligated to pay $6,000 per month, plus expenses, under the terms of the agreement.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  None.

                  CURRENT REPORTS ON FORM 8-K.

                  The Company filed one current report on Form 8-K during the first quarter of 2001. On February 21, 2001, the Company filed a current report on Form 8-K reporting a change in control of registrant as a result of the appointment of five new directors.

                               PART III SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SAF-T-LOK INCORPORATED

May 15, 2001                         By: /s/ JOHN F. HORNBOSTEL, JR.
                                         ---------------------------------------
                                         John F. Hornbostel, Jr.
                                         Director, Secretary and General Counsel