Form 10QSB
period 2001-06-30
SAF T LOK INC
filed 2001-08-20
CIK 902056

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         COMMISSION FILE NO.: 1-11968

                            SAF T LOK INCORPORATED
        --------------------------------------------------------------
            (exact name of registrant as specified in its charter)

                         FLORIDA                              65-0142837
            ----------------------------           -----------------------------
            (STATE OR OTHER JURISDICTION            (IRS EMPLOYER IDENTIFICATION
                 OF INCORPORATION)                            NUMBER)

                    32 WEST STATE STREET, SHARON, PA 16146
             -------------------------------------------------------
                   (Address of principal executive offices)

                                 724-981-3159
             -------------------------------------------------------
               Registrant's telephone number, including area code)

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes [X] No [_] ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         COMMON STOCK, $.10 PAR VALUE

                                     Class

                               1,646,609 shares
                        Outstanding at August 20, 2001
================================================================================

                             INDEX FOR FORM 10-QSB

                                                                                                             PAGE
PART I - FINANCIAL INFORMATION

 ITEM I.  FINANCIAL STATEMENTS:

   SAF T LOK INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
    AS OF JUNE 30, 2001 AND 2000 (UNAUDITED)............................................................       3

   SAF T LOK INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS
    OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED).................       4

   SAF T LOK INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF
    CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)..............................       5

   SAF T LOK INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED
    FINANCIAL     STATEMENTS    FOR    THE    QUARTERS     ENDING    JUNE    30,    2001    AND    2000
    (UNAUDITED).........................................................................................       6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS..................................................................      10

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.............................................      10

 RESULTS OF OPERATIONS..................................................................................      10

 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE
   MONTHS AND SIX MONTHS ENDED JUNE 30, 2000............................................................      11
     REVENUES...........................................................................................      11
     EXPENSES...........................................................................................      11
     LIQUIDITY AND SOURCES OF CAPITAL...................................................................      13
     CONTEMPLATED STRATEGIC ALLIANCES...................................................................      13
     QUALIFICATIONS.....................................................................................      13
     ANTICIPATED MATERIAL EXPENSES......................................................................      14
     CAPITAL RESOURCES AND EXPENDITURES.................................................................      14

                                                                                                                  PAGE
PART II - OTHER INFORMATION..............................................................................          15
 ITEM 1
    LEGAL PROCEEDINGS....................................................................................          15
 ITEM 2
    CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................          15
 ITEM 3
    DEFAULTS UPON SENIOR SECURITIES......................................................................          15
 ITEM 4
    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................          15
 ITEM 5
    OTHER INFORMATION....................................................................................          16
 ITEM 6
    EXHIBITS AND REPORTS ON FORM 8-K.....................................................................          17
    CURRENT REPORTS ON FORM 8-K..........................................................................          17

PART III - SIGNATURES....................................................................................          18

                    SAF T LOK INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         AS OF JUNE 30, 2001 AND 2000
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                JUNE 30,            JUNE 30,
                                                                                  2001                2000
------------------------------------------------------------------------------------------------------------------
                                                                                                   (Restated)
                             ASSETS
                             ------
CURRENT ASSETS:
  Cash                                                                          $  14,729        $    402,389
  Accounts receivable (less allowance for doubtful
    accounts of $8,000 in 2001)                                                       864              45,166
  Note receivable                                                                  28,022              22,572
  Inventories                                                                      72,415              94,900
  Prepaid expenses                                                                 23,275              62,367
                                                                              -----------        ------------
            Total current assets                                                  139,305             627,394
                                                                              -----------        ------------
PROPERTY AND EQUIPMENT, LESS
  ACCUMULATED DEPRECIATION                                                         79,273           1,071,501
                                                                              -----------        ------------
OTHER ASSETS:
  Inventories (non-current)                                                       150,000           2,260,000
  Note receivable, less current portion                                            92,102             114,740
  Other assets                                                                     13,970             146,001
  Patents (less accumulated amortization of
     $153,975 in 2000)                                                                  -             268,805
                                                                              -----------        ------------
            Total other assets                                                    256,072           2,789,546
                                                                              -----------        ------------
                          Total                                               $   474,650        $  4,488,441
                                                                              ===========        ============
                 LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
                 -------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                            $   413,915        $     67,205
  Accrued expenses                                                                198,787              28,155
                                                                              -----------        ------------
           Total current liabilities                                              612,702              95,360

NOTE PAYABLE                                                                      270,000                   -

CONVERTIBLE DEBENTURES                                                            175,000             925,000
                                                                              -----------        ------------
               Total liabilities                                                1,057,702           1,020,360
                                                                              -----------        ------------
SHAREHOLDERS' (DEFICIENCY) EQUITY:
  Common stock, $0.10 par value, 3,000,000 shares
    authorized, 1,646,609 and 1,568,958 shares
    issued and outstanding, in 2001 and 2000,
    respectively                                                                  164,655             156,897
  Paid-in capital                                                              29,600,152          29,053,102
  Accumulated deficit                                                         (30,347,859)        (25,741,918)
                                                                              -----------        ------------
                  Total shareholders' (deficiency) equity                        (583,052)          3,468,081
                                                                              -----------        ------------
                         Total                                                $   474,650        $  4,488,441
                                                                              ===========        ============

--------------------------------------------------------------------------------
                       See Notes to Financial Statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------------    -------------------------------
                                                                     2001               2000             2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $       664       $    10,687       $    15,169       $    34,530

Cost of sales                                                              --             8,304             5,187            16,335
                                                                  -----------       -----------       -----------       -----------
Gross profit                                                              664             2,383             9,982            18,195

Selling, general and administrative expenses                          219,322         1,020,961           493,814         1,670,538

Stock and options issued for compensation
      and services                                                    (11,470)          (70,731)           17,830           702,541

Depreciation and amortization                                           5,856            77,998            12,049           152,396

Other (income) expense                                                  8,726            (6,922)           18,544           (17,473)
                                                                  -----------       -----------       -----------       -----------
                   Net loss                                       $  (221,770)      $(1,018,923)      $  (532,255)      $(2,489,807)
                                                                  ===========       ===========       ===========       ===========
Loss per common share                                             $     (0.13)      $     (0.65)      $     (0.32)      $     (1.65)
                                                                  ===========       ===========       ===========       ===========
Weighted average number of common shares outstanding                1,646,603         1,560,665         1,646,569         1,511,884
                                                                  ===========       ===========       ===========       ===========





------------------------------------------------------------------------------------------------------------------------------------

                        See Notes to Financial Statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                               -------------------------------------
                                                                                                      2001                2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                    $  (532,255)          $(2,489,807)
      Adjustments to reconcile net (loss) to net cash used
           in operating activities:
               Depreciation                                                                            12,049               152,396
               Non cash compensation                                                                                        524,941
               Non cash consulting fees                                                                17,830                42,600
               Issuance of stock for interest paid upon conversion of debentures                                             20,125
               Issuance of stock for services                                                                               135,000
               Interest expense for beneficial conversion of debentures                                                     218,750
               Issuance for stock for settlement of accounts payable                                                        183,009
               Adjustment of obsolete inventory                                                                              (6,573)
               Other                                                                                      413
               Changes in assets liabilities:
                    Decrease in accounts receivable                                                    64,748                45,218
                    Decrease (increase) in inventory                                                    5,585               (26,158)
                    Decrease (increase) in prepaid expenses                                            32,074                (3,815)
                    Decrease in accounts payable                                                      (13,617)             (280,082)
                    Increase (decrease) in accrued liabilities                                         92,083               (89,751)
                    Decrease in other assets                                                            3,295                    --
                                                                                                  -----------           -----------
                        Net cash used in operating activities                                        (317,795)           (1,574,147)
                                                                                                  -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments received on note receivable                                                              7,012                10,973
      Payment for purchase of equipment                                                                                     (15,223)
      Stock issued for payment of equipment                                                                                (132,400)
                                                                                                  -----------           -----------
                        Net cash provided by investing
                             activities                                                                 7,012              (136,650)
                                                                                                  -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES
      Proceeds from notes payable                                                                     270,000                    --
      Issuance of debentures                                                                               --               875,000
      Issuance of stock for fees related to debentures                                                     --               232,696
      Issuance of stock upon exercise of options                                                           --                96,900
      Decrease (increase) in deferred interest                                                         11,348               (86,991)
                                                                                                  -----------           -----------
                        Net cash provided by financing
                             activities                                                               281,348             1,117,605
                                                                                                  -----------           -----------
NET DECREASE IN CASH AND
      CASH EQUIVALENTS                                                                                (29,435)             (593,192)

CASH AND CASH EQUIVALENTS, beginning of period                                                         44,164               995,581
                                                                                                  -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                                          $    14,729           $   402,389
                                                                                                  ===========           ===========
SUPPLEMENTAL DISCLOSURE
      Cash payments for interest                                                                  $     9,147           $   101,103
                                                                                                  ===========           ===========





------------------------------------------------------------------------------------------------------------------------------------

                        See Notes to Financial Statements

                     Saf T Lok Incorporated And Subsidiaries

                   Notes To Consolidated Financial Statements
           For The Six Months Ended June 30, 2001 And 2000 (Unaudited)
--------------------------------------------------------------------------------

1. Summary Of Accounting Policies

   The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10KSB for the year ended December 31, 2000. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's financial statements for the year ended December 31, 2000 have been omitted. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of results for the entire year ending December 31, 2001. The number of common shares outstanding and the loss per common share have been restated to reflect the reverse stock split which occurred in April 2001 as described in Note 6.

2. Inventories

   Inventories are comprised of the following as of June 30, 2001 and 2000:

                                                  2001             2000
                                                  ----             ----
                                                                (Restated)

        Finished goods                          $222,415        $  360,890
        Raw materials                                  -         1,972,172
        Supplies                                       -            21,838
                                                --------        ----------

            Total                                222,415         2,354,900

        Current portion                           72,415            94,900
                                                --------        ----------

        Non-current portion                     $150,000        $2,260,000
                                                ========        ==========

At December 31, 2000, the Company revalued inventories and recognized a loss of $2,057,659.

Saf T Lok Incorporated And Subsidiaries
Notes To Consolidated Financial Statements
For The Six Months Ended June 30, 2001 And 2000 (Unaudited)
--------------------------------------------------------------------------------

3. Prepaid Expenses

   Prepaid expenses are comprised of the following as of June 30, 2001 and 2000:

                                                    2001              2000
                                                    ----              ----
                                                                  (Restated)

     Prepaid insurance                            $22,643        $   36,668
     Prepaid rent                                       -             8,583
     Prepaid other                                    632             1,659
     Deposits on tooling                                -            15,457
                                                  -------        ----------

                Total                             $23,275        $   62,367
                                                  =======        ==========

4. Property And Equipment

   Property and equipment is comprised of the following as of June 30, 2001 and 2000:

                                                    2001              2000
                                                    ----              ----
                                                                  (Restated)

     Equipment                                   $225,161        $  225,578
     Furniture and fixtures                        25,694            25,694
     Leasehold improvements                        13,189            13,189
     Tools and dies                                     -         1,709,053
                                                 --------        ----------

                Total                             264,044         1,973,514

     Less accumulated depreciation                184,771           902,013
                                                 --------        ----------

                Total                            $ 79,273        $1,071,501
                                                 ========        ==========



   At December 31, 2000, the Company wrote off tools and dies with a net book value of $850,360 and deposits on tooling of $8,957 as impaired.

Saf T Lok Incorporated And Subsidiaries
Notes To Consolidated Financial Statements
For The Six Months Ended June 30, 2001 And 2000 (Unaudited)
--------------------------------------------------------------------------------

5. Shareholders' Equity

   As of June 30, 2001 10,000 options issued to two consultants that were repriced in 1999, were revalued from $21,300 to $15,880 using the Black-Scholes pricing model, with a corresponding credit to stock options issued for compensation and services of $5,420.

   As of June 30, 2001 10,000 options issued to two consultants that were repriced in 2000, were revalued from $22,100 to $16,050 using the Black-Scholes pricing model, with a corresponding credit to stock options issued for compensation and services of $6,050.

6. Reverse Stock Split

   On April 26, 2001, the Company completed a one-for-ten reverse stock split of its common stock. Statement of Financial Accounting Standards No. 128 "Earnings Per Share" requires that when a reverse stock split occurs after the close of the period but before the issuance of the financial statements, the per-share computations for those and any prior-period financial statements presented shall be based on the new number of shares. The outstanding common shares as of June 30, 2000 of 15,689,581 were restated to 1,568,958. The weighted average number of common shares outstanding for the three months ended June 30, 2000 of 15,606,646 were restated to 1,560,665. The loss per common share has been restated based on the new weighted average number of common shares outstanding. The number of authorized shares were also restated to 3,000,000.

7. Letter of Intent

   On May 4, 2001 the Company announced that it had a signed letter of intent to purchase all of the outstanding membership interests of Winner International LLC, a privately held security and safety product company headquartered in Sharon, Pennsylvania.

Saf T Lok Incorporated And Subsidiaries
Notes To Consolidated Financial Statements
For The Six Months Ended June 30, 2001 And 2000 (Unaudited)
--------------------------------------------------------------------------------

 8.   Lease Termination

      The Company closed its West Palm Beach facility and moved the operations to Fort Lauderdale and the corporate headquarters to Sharon, Pennsylvania. The Company was obligated under a lease expiring July 31, 2003 at an annual rental of approximately $95,000. Management has negotiated a settlement and termination of the lease, as of June 30, 2001, without significant additional expense to the Company.







________________________________________________________________________________

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations.
--------------------------------------------------------------------------------

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

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

Results Of Operations.

     The Company, through its subsidiary, Saf T Lok Corporation, a Florida corporation, ("STL"), designs, develops, manufactures and distributes patented and proprietary safety locks for handguns. There are two designs, the Saf T Lok Registered Trademark - Grip Lock, which fits many types of standard handguns, and the Saf T Lok Registered Trademark - Magazine Lock, which fits many types of handguns using ammunition magazines. The Company has conducted its own distribution, through retail stores, the Internet and direct sale to law enforcement authorities; however, evaluation of additional markets, methods of distribution and third party distributors continue to be evaluated to determine the most appropriate methods of product sales.

Management's Discussion And Analysis Or Plan
Of Operation

--------------------------------------------------------------------------------

Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000.

   Revenues

     There were minimal sales for the quarter ending June 30, 2001, compared to $10,687, in the second quarter of 2000. Purchases by law enforcement authorities made up nearly all of the second quarter sales in 2000. The Company did not participate in any major gun shows in the first half of 2001, so there were few sales opportunities. Additionally, during the second quarter of 2001 the operational facilities in West Palm Beach were closed. The Company undertook the process of moving the equipment and inventory to the Fort Lauderdale location, as discussed in Note 8 to the Financial Statements. This relocation also contributed to lower sales in the second quarter of 2001.

     The Company's products compete with lock boxes, trigger locks, cable locks, ring locks and the evolving smart guns. Many of these products are more widely known and less expensive than the Company's products. In addition, the Company notes that nearly all gun manufacturers include a trigger lock when shipping handguns to customers. These trigger locks are not Company products and may negatively impact the market for the Grip Lock and the Magazine Lock, since gun owners may not choose to supplement the included safety equipment. Finally, while the Company believes that there are no generally available comparable products on the current market at a similar price, it nevertheless expects competitors to attempt development of similar products, possibly reducing future opportunities of product sales.

   Expenses

     In comparing the second quarter 2001 versus second quarter 2000, total expenses were decreased by approximately $799,000. The components and reasons for the decrease are described as follows:

   Selling, General & Administrative Expenses.

       The Company's selling, general and administrative expenses decreased by $802,000 because:

       . the Company had minimal costs in the second quarter of 2001 relating to its operations because it sought additional sales and strategic alliance opportunities;

       . the Company's general legal costs decreased due to the settlement of certain legal proceedings in the first quarter, 2001 and the second six months of 2000.

       . the Company achieved operational efficiencies as a result of such facility relocation;

       . the Company incurred costs in the second quarter of 2000 of approximately $250,000 in its search for strategic alternatives.

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations.

--------------------------------------------------------------------------------

     Stock And Options Expense

       The Company's expenses related to the issuance of common stock and the issuance and exercise of stock options related to current and former employees and consultants was $11,470 in the second quarter of 2001, a decrease of $59,261 over the same period in 2000. This decrease occurred primarily because:

       . Black-Scholes valuation of the repriced options resulted in a favorable adjustment of $11,470 in the second quarter in 2001 as compared to a favorable adjustment of $118,200 in the same period for the year 2000;

       . Amortization of deferred compensation in the second quarter of 2000 was $47,469 and none in 2001.

       The Company's expenses related to the issuance of common stock and the issuance and exercise of stock options related to current and former employees and consultants was $17,830 for the six months ended June 30, 2001, a decrease of $684,711 over the same period in 2000. This decrease occurred primarily because a significantly smaller number of options were exercised in the first six months of 2001 than in the same period one year earlier.

     Depreciation

       Depreciation expense was $5,855 in the second quarter of 2001, a decrease of $72,142 from the same period in 2000. This decrease relates to depreciation in tooling which was written-off as impaired in the fourth quarter of 2000.


Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000

Revenues

The Company's total sales for the six months ended June 30, 2001 were $15,169 compared to $34,530 for the six months ended June 30, 2000. Purchases by law
enforcement agencies made up nearly all of the sales in both periods.   The
difference between the two periods was primarily affected by reduced operational costs resulting from the physical move during the latter part of the six months period ending June 30, 2001 of the Company's operations from West Palm Beach, Florida, to Fort Lauderdale, Florida, and the move of the Company headquarters to Sharon, Pennsylvania. For the six months ended June 30, 2000 there were six orders averaging $4,500 with the largest being $6,400. For the six months ended June 30, 2001 the average orders were smaller.

Gross profits for the six months ended June 30, 2001 were $9,982 or 66% of sales, while the six months ended June 30, 2000 showed a gross profit of $18,195, with a 52% margin. Gross profit margins for the six months ended June 30, 2001 were higher than the six months ended June 30, 2000 mainly because of lower cost of sales

Expenses

Total expenses for the six months ended June 30, 2001 were $542,237 as compared to total expenses of $2,525,475 for six months ended June 30, 2000. The difference of $1,983,238 is mostly attributable to the items described in the selling, general and administrative section and the stock and option expense section below.

Selling, General, and Administrative Expenses

The selling, general, and administrative portion of the expenses for the six months ending June 30, 2001 were $493,814 as compared to $1, 670,538 for the same period in 2000, a decrease of $1,176,724.

Included in this difference were several unusually large non-operating expenses in the period ending June 30, 2000.

     . Advisory fees of $250,000 were paid in the period ended June 30, 2000 to the investment banking firm of Friedman, Billings, Ramsey & Co., Inc. There were no such fees in the six months ended June 30, 2001.
     . Interest expense for the six months ended June 30, 2001 totaled $22,875 compared to interest expense of $518,696 resulting from the sale of convertible debentures, the beneficial conversion feature and the conversion of debentures in the six months ended June 30, 2000.
     . Other selling, general and administrative costs decreased by $408,028 due to a number of factors, including:

               a. The Company's legal costs decreased in the six months ended June 30, 2001 to $53,890 as compared to legal costs of $222,875 incurred in the period ended June 30, 2000, due to the settlement of legal proceedings and less time devoted to Securities and Exchange Commission matters and strategic alliances.


               b. In the latter part of the period ended June 30, 2001, the Company moved its operations to Fort Lauderdale, Florida, and its headquarters to Sharon, Pennsylvania, resulting in minimal operating activities which have continued and reduced operational costs.

     . Professional fees for the six months ended June 30, 2001 were lower as less of these services were utilized than in the same period in 2000.

     . Salaries, payroll taxes and commissions totaled $96,959 in 2001 compared to $294,827 in 2000. The decrease is related to a reduction in the number of personnel.

Depreciation and amortization for the period ending June 30, 2001 was $12,049 as compared to $152,396 for the same period in 2000.

Issuance of Stock and Stock Option Expenses

The Company's expenses related to the issuance of common stock and the issuance and exercise of stock options related to current and former employees and consultants for the six months ending June 30, 2001 was $684,711 less than for the six months ended June 30, 2000 as a significantly smaller number of options were exercised in the period ended June 30, 2001 than in the same period a year earlier.

Net loss for the six months ending June 30, 2001 was ($532,255) or ($0.32) per share as compared to a net loss of ($2,489,807) or ($1.65) per share for the six months ending June 30, 2000.

Management's Discussion And Analysis Or Plan
Of Operation.

--------------------------------------------------------------------------------

      Liquidity And Sources Of Capital

         The Company ended the second quarter of 2001 with a cash balance of $14,729 and accounts receivable of $864, against current liabilities of $612,702. For the quarter ending June 30, 2000, the Company had a cash balance of $402,389 and accounts receivable of $45,166 against then-current liabilities of $95,360.

         The Company's inventory at the close of the second quarter of 2001 was valued at $222,415, of which $150,000 is considered non-current which compares to the second quarter of 2000 value of $2,354,900, of which $2,260,000 was considered non-current. A history of losses and poor sales contributed to the decision to write down the inventories to reflect their approximate market value on a liquidation basis as of December 31, 2000. Liabilities include accounts payable, note payable, accrued salaries and taxes and amounts due on the Company's convertible debentures.

         These debentures are valued at $175,000, and make up nearly 17% of liabilities, while accrued salaries, taxes and expenses amount to $198,787 or approximately 19%. Accounts payable at June 2001 were $413,915 an increase from the previous June 30, balance of $67,205. During the second quarter of 2001, the Company obtained $150,000 in unsecured financing from the Chief Executive Officer/Chairman of the Board of the Company. During the first quarter, 2001, the Company obtained $120,000 in unsecured financing from the Chief Executive Officer/Chairman of the Board of the Company. These funds were utilized for operational purposes.

      Contemplated Strategic Alliances

         As Company sales have not yet reached a level sufficient to sustain operations, the Company intends to seek a strategic alliance to provide either an immediate revenue stream or the marketing expertise to help increase sales revenues to a self-sustaining, profitable level, or both.

      Qualifications

         Notwithstanding the Company's intended plan to seek strategic partnerships, if sales revenues do not increase sufficiently in 2001, and no alliances are forged, the Company will need to obtain additional working capital. Reflecting this, a going concern qualification was included in the report of the independent auditors in connection with filing of its Annual Report on Form 10-KSB for 2000, filed with the SEC. The underlying causes resulting in the auditor's "going concern" qualification have continued in the second quarter of 2001.

Management's Discussion And Analysis Or Plan
Of Operation.

--------------------------------------------------------------------------------

      Anticipated Material Expenses

         As the Company continues to explore strategic alternatives, costs related to consummation of such a transaction, including increased professional fees for attorneys, financial advisors, accountants and other consultants could be significant.

      Capital Resources And Expenditures

         No substantial capital expenditures are anticipated during the fiscal year.

--------------------------------------------------------------------------------

                                   PART II
                               Other Information
--------------------------------------------------------------------------------

Item 1.

      Legal Proceedings

         Not applicable.


Item 2.

      Changes In Securities And Use Of Proceeds.

         Not applicable.

Item 3.

      Defaults Under Senior Securities.

         Not applicable.

Item 4.

      Submission Of Matters To A Vote Of Security Holders.

         Not applicable.

Item 5.

      Other Information

           On April 23, 2001, the Company received notice from Nasdaq that it was not in compliance with Nasdaq's tangible asset requirement, as set forth in Rule 4310(c)(2)(B). On April 26, 2001 and May 7, 2001, the Company submitted a proposal to Nasdaq to address this deficiency. On May 14, 2001, NASDAQ advised the Company that it would not grant the Company a temporary exception to the net tangible asset requirement. As a result, the Company's securities were delisted on May 15, 2001. The Company's securities are currently traded on the OTC Bulletin Board.

         On May 4, 2001, the Company announced it had signed a Letter of Intent to purchase all the outstanding membership interests of Winner International LLC, the maker and marketer of the Club(R) vehicle anti-theft device and other safety and security products.

         Effective April 16, 2001, the Company signed an agreement to engage a public and investor relations ("Firm"). The agreement expired on July 15, 2001. The agreement can be renewed. The Company paid the Firm an advance fee of $7,000 and is obligated to pay $6,000 per month, plus expenses, under the terms of the agreement. The parties are considering the extension of the term.

Item 6.

      Exhibits And Current Reports On Form 8-K

      (a) Exhibits.

          None.

      (b) Current Reports On Form 8-K.

          None.


--------------------------------------------------------------------------------

                                  Signatures
--------------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAF T LOK INCORPORATED

BY: /s/ JOHN F. HORNBOSTEL, JR.
    ---------------------------------------
    John F. Hornbostel, Jr.
    Director, Secretary and General Counsel


August 20, 2001