Form 10QSB
period 2001-09-30
SAF T LOK INC
filed 2001-11-14
CIK 902056

================================================================================


                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NO.: 1-11968

                            SAF T LOK INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                                    FLORIDA
                         ----------------------------
                (STATE OR OTHER JURISDICTION OF INCORPORATION)

                                  65-0142837
                     ------------------------------------
                     (IRS EMPLOYER IDENTIFICATION NUMBER)

               32 West State Street - Sharon, Pennsylvania 16146
            -------------------------------------------------------
                   (Address of principal executive offices)

                                (724) 981-3159
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

 Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

    -----------------------------------------------------------------------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          COMMON STOCK, $.10 PAR VALUE
                                     Class

                                   1,651,721
                 Current Outstanding Shares at October 31, 2001


================================================================================

                            SAF T LOK INCORPORATED
                             INDEX FOR FORM 10-QSB


PART I.   FINANCIAL INFORMATION...............................................................................................    3

Item 1.   Financial Statements................................................................................................    3

Saf  T Lok  Incorporated and Subsidiaries Consolidated Balance Sheets as of
September 30, 2001 and 2000 (UNAUDITED).......................................................................................    3

Saf T Lok Incorporated and Subsidiaries Consolidated Statements of Operations for the Three
And Nine Months Ended September 30, 2001 and 2000 (UNAUDITED).................................................................    4

Saf T Lok Incorporated and Subsidiaries Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2001 and 2000 (UNAUDITED)..........................................................................    5

Saf T Lok Incorporated and Subsidiaries Notes To Consolidated Financial Statements for the
Nine Months Ending September 30, 2001 and 2000 (UNAUDITED)....................................................................    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
Operations....................................................................................................................   10

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION....................................................................   10

Three Months Ended September 30, 2001 Compared to Three Months
Ended September 30, 2000......................................................................................................   10

Nine Months Ended September 30, 2001 Compared to Nine Months
Ended September 30, 2000......................................................................................................   11

Liquidity and Sources of Capital..............................................................................................   12

Contemplated Strategic Alliances..............................................................................................   13

Qualifications................................................................................................................   13

Anticipated Material Expenses.................................................................................................   13

Capital Resources and Expenditures............................................................................................   13

PART II   OTHER INFORMATION...................................................................................................   14

Item 1.   Legal Proceedings...................................................................................................   14
Item 2.   Changes in Securities and Use of Proceeds...........................................................................   14
Item 3.   Defaults Upon Senior Securities.....................................................................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.................................................................   14
Item 5.   Other Information...................................................................................................   14
Item 6.   Exhibits and Reports on Form 8-K....................................................................................   14

PART III  SIGNATURES..........................................................................................................   15

                                    PART I
                             FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       AS OF SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                                              2001           2000
                                                                                          ---------------------------
                                                                                                          (RESTATED)
                                      ASSETS
                                      ------
CURRENT ASSETS:
 Cash in bank                                                                             $      6,159   $    148,077
 Accounts receivable  (less allowance for doubtful accounts of $8,000 in 2001)                     864         70,655
 Note receivable                                                                                26,768         21,325
 Inventories                                                                                    15,415         98,573
 Prepaid expenses                                                                               77,947        103,040
                                                                                          ---------------------------
   TOTAL CURRENT ASSETS                                                                        127,153        441,670
                                                                                          ---------------------------

PROPERTY AND EQUIPMENT, LESS
 ACCUMULATED DEPRECIATION                                                                       73,418      1,000,454
                                                                                          ---------------------------

OTHER ASSETS:
 Inventories (non-current)                                                                     207,000      2,210,000
 Patents (less accumulated amortization of 161,021 in 2000)                                         --        261,759
 Note receivable, less current portion                                                          86,153        109,248
 Other assets                                                                                   11,018         25,190
                                                                                          ---------------------------
   TOTAL OTHER ASSETS                                                                          304,171      2,606,197
                                                                                          ---------------------------

     TOTAL                                                                                $    504,742   $  4,048,321
                                                                                          ===========================

              LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
              -------------------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                                         $    526,387   $    205,435
 Accrued expenses                                                                              239,690         81,835
                                                                                          ---------------------------
   TOTAL CURRENT LIABILITIES                                                                   766,077        287,270

  Notes payable                                                                                305,000             --

  Convertible debentures                                                                       175,000        175,000
                                                                                          ---------------------------
   TOTAL LIABILITIES                                                                         1,246,077        462,270
                                                                                          ---------------------------

SHAREHOLDERS' (DEFICIENCY) EQUITY

Common Stock, $.10 par value, 3,000,000 shares authorized, 1,651,721
and 1,646,535 shares issued and outstanding, in 2001 and 2000, respectively                    165,167        164,655
Paid-in capital                                                                             29,580,270     29,671,722
Accumulated deficit                                                                        (30,486,772)   (26,250,326)
                                                                                          ---------------------------
 TOTAL SHAREHOLDERS' (DEFICIENCY) EQUITY                                                      (741,335)     3,586,051
                                                                                          ---------------------------

    TOTAL                                                                                 $    504,742   $  4,048,321
                                                                                          ===========================

                       See Notes to Financial Statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)


                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                                2001              2000              2001              2000
                                              ----------------------------------------------------------------
Sales                                         $        -        $   43,084        $   15,169       $    77,615

Cost of sales                                          -            13,599             5,186            29,934
                                              ----------------------------------------------------------------

   Gross profit                                        -            29,485             9,983            47,681

Selling, general, and
 administrative expenses                         160,279           604,629           676,968         2,275,167

Stock, options and warrants issued for
 compensation and services                       (23,000)         (136,100)           (5,170)          566,441

Depreciation and amortization                      5,856            78,093            17,905           230,489

Other (income) expense                            (4,222)           (8,729)           (8,553)          (26,202)
                                              ----------------------------------------------------------------

   NET LOSS                                   $ (138,913)       $ (508,408)       $ (671,167)      $(2,998,214)
                                              ================================================================

Loss per common share                         $    (0.08)       $    (0.31)       $    (0.41)      $     (1.94)
                                              ================================================================

Weighted average number of
  common shares outstanding                    1,650,017         1,620,676         1,647,718         1,548,148
                                              ================================================================


                       See Notes to Financial Statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                                         2001           2000
                                                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                                               $(671,167)   $(2,998,214)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Depreciation and amortization                                                             17,905        230,489
Non cash consulting fees                                                                  (5,170)       (93,500)
Issuance of stock for services                                                             3,630        135,000
Other                                                                                        416             --
Non cash compensation to directors and officers
 and former employees                                                                         --        524,941
Issuance of stock for interest paid upon conversion of debentures                             --         32,598
Interest expense for beneficial conversion of debentures                                      --        218,750
Issuance of stock for settlement of accounts payable                                          --        183,009
Write-off obsolete inventory                                                                  --         20,466
Changes in assets and liabilities:
 Decrease in accounts receivable                                                          64,748         19,729
 Decrease in other assets                                                                  3,655             --
 Increase in prepaid expenses                                                            (22,598)       (44,488)
 Decrease (increase) in inventories                                                        5,585         (6,874)
 Increase (decrease) in accounts payable                                                  98,855       (141,844)
 Increase (decrease) in accrued liabilities                                              132,982        (36,071)
                                                                                    ---------------------------

NET CASH USED IN OPERATING ACTIVITIES                                                   (371,159)    (1,956,009)
                                                                                    ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments received on note receivable                                                      14,214         17,712
Stock issued for payment of equipment                                                         --       (132,400)
Payments for purchase of equipment                                                            --        (15,223)
                                                                                    ---------------------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          14,214       (129,911)
                                                                                    ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable                                                              305,000             --
Decrease in deferred interest                                                             13,940         33,820
Issuance of debentures                                                                        --        875,000
Issuance of stock for fees related to debentures                                              --        232,696
Issuance of stock upon exercise of options                                                    --         96,900
                                                                                    ---------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                318,940      1,238,416
                                                                                    ---------------------------

NET DECREASE IN CASH                                                                     (38,005)      (847,504)

                    SAF T LOK INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                   2001              2000
                                                 -------------------------

Cash at beginning of year                         44,164           995,581
                                                 -------------------------


CASH AT END OF PERIOD                            $ 6,159          $148,077
                                                 =========================

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:

Cash payments for interest                       $14,522          $171,631
                                                 =========================

                       See Notes to Financial Statements

                     SAF T LOK INCORPORATED & SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 & 2000
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The unaudited financial information furnished herein reflects all adjustments, which, in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10QSB should be read in conjunction with the Company's financial statements and notes thereto included on Form 10KSB for the year ended December 31, 2000. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 2000, has been omitted. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of results for the entire year ending December 31, 2001. The number of common shares outstanding and the loss per common share have been restated to reflect the reverse stock split which occurred in April 2001 as described in Note 6.

Certain items in the September 30, 2000 financial statements have been reclassified for comparative purposes. These reclassifications have no effect on the 2000 net loss or shareholders equity.


NOTE 2 - INVENTORIES

                                                     September 30,
                                                  2001            2000
                                               --------------------------
                                                               (RESTATED)
Inventories are comprised of the following:

Finished goods                                 $222,415        $  360,451
Raw materials                                        --         1,926,351
Supplies                                             --            21,771
                                               --------------------------
 TOTAL                                          222,415         2,308,573

  Current portion                                15,415            98,573
                                               --------------------------

  Non-current portion                          $207,000        $2,210,000
                                               ==========================

At December 31, 2000, the Company revalued inventories and recognized a loss of $2,057,659. As of September 30,2001 the Company reclassified inventory, which is not expected to be sold within the current operating cycle of one year, as non-current asset. Accordingly, inventories of $57,000 have been reclassified as a non-current asset in the quarter ending September 30, 2001. The reclassification has no effect on the net loss for the three months and nine months ended September 30, 2001.

NOTE 3 - PREPAID EXPENSES

                                                            September 30,
                                                        2001            2000
                                                      -----------------------
                                                                   (RESTATED)
Prepaid expense is comprised of the following :

Prepaid insurance                                     $77,947        $ 78,709
Deposits on tooling                                                    15,457
Prepaid rent                                                            8,874
                                                      -----------------------
 TOTAL                                                $77,947        $103,040
                                                      =======================

                    SAF T LOK INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)


NOTE 4 - PROPERTY AND EQUIPMENT

                                                             September 30,
                                                          2001          2000
                                                        ----------------------
                                                                    (RESTATED)
Property and equipment is comprised of the following:


Equipment                                               $225,161    $  225,577
Furniture and fixtures                                    25,694        25,694
Leasehold improvements                                    13,189        13,189
Tools and dies                                                --     1,709,054
                                                        ----------------------
   TOTAL                                                 264,044     1,973,514
Less accumulated depreciation                            190,626       973,060
                                                        ----------------------
   TOTAL                                                $ 73,418    $1,000,454
                                                        ======================

At December 31, 2000, the Company wrote off tools and dies with a net book value of $850,360 and deposits on tooling of $8,957 as impaired.


NOTE 5 - SHAREHOLDERS' EQUITY

In August 2001 the Company issued 5,112 shares of common stock to a creditor for professional services rendered to the Company. The shares were issued at a market price of $.71 per share in satisfaction of liabilities owed.

As of September 30, 2001, 10,000 options issued to two consultants that were repriced in 1999 were revalued from $15,880 to $4,422, using the Black-Scholes pricing model with a corresponding credit to stock options issued for compensation and services of $11,458.

As of September 30, 2001, 10,000 options issued to two consultants that were repriced in 2000 were revalued from $16,050 to $4,508, using the Black-Scholes pricing model with a corresponding credit to stock options issued for compensation and services of $11,542.

NOTE 6 - REVERSE STOCK SPLIT

On April 26, 2001, the Company completed a one-for-ten reverse stock split of its common stock. Statement of Financial Accounting Standards No. 128 "Earnings Per Share" requires that when a reverse stock split occurs after the close of the period but before the issuance of the financial statements, the per-share computations for those and any prior-period financial statements presented shall be based on the new number of shares. The outstanding common shares as of September 30, 2000 of 16,465,346 were restated to 1,646,535. The weighted-average number of common shares outstanding for the three months and nine months ended September 30, 2000 of 16,206,758 and 15,481,483 were restated to 1,620,676 and 1,548,148, respectively. The loss per common share has been restated based on the new weighted-average number of common shares outstanding. The number of authorized shares was also restated to 3,000,000.

NOTE 7 - LETTER OF INTENT

On May 4, 2001, the Company announced that it had signed a letter of intent to purchase all of the outstanding membership interests of Winner International LLC, a privately held security and safety product company headquartered in Sharon, Pennsylvania. On October 11, 2001, the Company and Winner International LLC entered into a letter agreement terminating and rescinding the letter of intent.

NOTE 8 - LEASE TERMINATION

The Company closed its West Palm Beach facility and moved the operations to Fort Lauderdale, Florida and the corporate headquarters to Sharon, Pennsylvania. The Company was obligated under a lease expiring July 31, 2003 at an annual rental of approximately $95,000. Management has negotiated a settlement and termination of the lease, as of June 30, 2001, without significant additional expense to the Company.

NOTE 9 - SUBSEQUENT EVENT

On October 26, 2001 the Company entered into an Amended and Restated Term Note and Security Agreement ("the Note") with James E. Winner, Jr. The Note consolidates previous loans totaling $347,000 and provides for additional advances of up to $53,000. The Note provides for interest, payable monthly, at the base lending rate of the National Bank of Canada plus 1.75%; which will change automatically as the base rate changes. The Note is collateralized by a security interest in all assets currently owned and acquired in the future and matures on December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

RESULTS OF OPERATIONS

The Company, through its subsidiary, Saf T Lok Corporation, a Florida corporation, ("STL"), designs, develops, manufactures and distributes patented and proprietary safety locks for handguns. There are two designs, the Saf T Lok-Registered Trademark- Grip Lock, which fits many types of standard handguns, and the Saf T Lok Registered Trademark Magazine Lock, which fits many types of handguns using ammunition magazines. The Company has conducted distribution, through retail stores, the internet and direct sale to law enforcement authorities; however, evaluation of its own markets, methods of distribution and third party distributors continue to be evaluated to determine the most appropriate methods of product sales.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

The Company had no sales for the quarter ending September 30, 2001 compared to $43,084 in the quarter ending September 30, 2000. The Company has moved the operational facilities from West Palm Beach to Fort Lauderdale, Florida. During the quarter ending September 30, 2001 the Company focused on setting up operations at its new location and continued its evaluation of possible strategic opportunities to make the Company self sustaining. Sales for the quarter ending September 30, 2000 were approximately 90% law enforcement and 10% retail. Orders from law enforcement agencies tend to be large and sporadic, often in the range of $5,000 to $10,000 each and generally make up the majority of sales for a given period. Therefore, period revenues can be greatly influenced by when one or more law enforcement orders may be shipped. For the quarter ending September 30, 2000 there were three sizeable law enforcement orders averaging approximately $14,300 each with the largest being approximately $23,400. Other factors that can influence sales, although normally to a much lesser extent, are the extent of opening stocking orders to new distributors and retail sales through the Internet. Sales through all three channels of distribution show no predictable pattern. Gross profit for the quarter ending September 30, 2000 was $29,485, or 68% of sales.

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

EXPENSES

Total expenses for the three months ending September 30, 2001 were $143,135 as compared to total expenses of $546,622 for the three months ending September 30, 2000. The decrease of $403,487 is mostly attributable to the items described in the selling, general and administrative and the stock and option expense sections below.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

The selling, general, and administrative portion of the expenses for the quarter ending September 30, 2001 were $160,279 as compared to $604,629 for the quarter ending September 30, 2000, a decrease of $444,350.

     The major reasons for the difference between the two quarters are:

     . Interest expenses for the quarter ending September 30, 2001 were $10,524 as compared to $129,872 for the quarter ending September 30, 2000. The interest expense for the quarter ended September 30, 2000 relates to the prorated amortization of commissions and interest of the debentures issued in the quarter ending December 31, 1999 and the quarter ending June 30, 2000. Interest expenses for the quarter ending September 30, 2001 relate to the prorated interest on the debentures of $5,224 and interest accrued on the notes payable to J. E. Winner, Jr. in the amount of $5,300.

     . Salaries and contract labor for the quarter ending September 30, 2001 totaled $58,322 compared to $114,846 in the same quarter in 2000. The decrease is related to the reduction in personnel.

     . Legal, accounting, and professional costs for the quarter ending September 30, 2001 totaled $53,134 compared to $185,670 in the same quarter in 2000, a difference of $132,536. The major difference was $99,075 incurred in 2000 for merger and acquisition matters and $23,749 in legal fees incurred relative to SEC matters in the same quarter in 2000.

STOCK AND OPTIONS EXPENSES

The Company's expenses related to the issuance of common stock and the issuance and exercise of stock options related to current and former employees and consultants was a credit of $23,000 in the quarter ending September 30, 2001, as compared to a credit of $136,100 over the same period in 2000. The credit for both quarters occurred because of the Black-Scholes valuation of the repriced options to consultants. The Black-Scholes valuation is performed each quarter and the calculation is influenced by the current market value of the stock. Since the market value is lower the resulting calculation was a credit.

Net loss for the quarter ending September 30, 2001 was $(138,913) or $(0.08) per share as compared to a loss of $(508,408) or $(0.31) per share for the quarter ending September 30, 2000.

DEPRECIATION

Depreciation expense was $5,856 in the third quarter of 2001, a decrease of $72,237 from the same period in 2000. This decrease relates to depreciation in tooling, which was written off as impaired in the fourth quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

The Company's total sales for the nine months ending September 30, 2001 were $15,169 compared to $77,615 for the nine months ending September 30, 2000. The difference in the two periods was primarily affected by reduced operational activities as a result of the physical move of the operations during the second quarter and set up and training during the third quarter. Purchases by law enforcement authorities made up the majority of the sales in 2000. Orders from law enforcement agencies tend to be large and sporadic, often in the range of $5,000 to $10,000 each and generally make up the majority of sales for a given period. Therefore, period revenues can be greatly influenced by when one or more law enforcement orders may be shipped. Other factors that can influence sales, although normally to a much lesser extent, are the extent of opening stocking orders to new distributors and retail sales through the Internet. Sales through all three channels of distribution show no predictable pattern.

There was a gross profit margin for the nine months ended September 30, 2001 of $9,983 or 66% of sales. The gross profit margin for the nine months ending September 30, 2000 was $47,681 or 61% of sales.

EXPENSES

Total expenses for the nine months ending September 30, 2001 were $689,703 as compared to total expenses of $3,072,097 for the nine months ending September 30, 2000. The difference of $2,382,394 is mostly attributed to the items described in the selling, general and administrative expense section and the stock and option expense section below.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

The selling, general and administrative portion of the expenses for the nine months ending September 30, 2001 were $676,968 as compared to $2,275,167 for the nine months ending September 30, 2000, a decrease of $1,598,199.

     The major reasons for the difference in the two periods are:

     . Salaries, payroll taxes, contract labor, and health insurance for the nine months ending September 30, 2001 totaled $155,921 compared to $404,719 in the same period in 2000, a decrease of $248,798. The decrease is related to the reduction in personnel.

     . Interest expense for the nine months ended September 30, 2001 totaled $33,399 compared to $648,568 for the same period in 2000. The $648,568 was incurred on the conversion discount feature from the sale of convertible debentures and the conversion of debentures in the nine months ended September 30, 2000.

     . Legal, accounting and professional costs for the nine months ending September 30, 2001 totaled $248,971 compared to $799,016 for the same period in 2000, a reduction of $550,045. During 2000, the Company engaged the investment-banking firm of Friedman, Billings, Ramsey, and Company, Inc. to assist in evaluating and seeking potential "Strategic Alliances" for a fee of $250,000. Legal costs due to SEC matters were $21,874 in 2001 versus $73,114 in 2000. General legal expense in the nine months ended September 30, 2001 was $48,512 compared to $147,651 for the same period in 2000 and legal costs involving patent matters was $6,195 in 2001 compared to $61,132 in 2000. Merger and acquisition matters totaling $99,075 in 2000 accounted for part of the major difference in legal costs.

STOCK AND OPTIONS EXPENSES

The Company's expenses related to the issuance of common stock and the issuance and exercise of stock options related to current and former employees and consultants was a credit of $5,170 as of September 30, 2001, a decrease of $571,611 over the same period in 2000. This decrease occurred because:

     . Black-Scholes valuation of the repriced options resulted in a favorable adjustment of $5,170 as of September 30, 2001 as compared to a favorable adjustment of $107,900 in the same period for the year 2000.

     . Amortization of deferred compensation as of September 30, 2000 was $132,741 and none in the same period for the year 2001.

     . As of September 30, 2000, the Company's expense relating to the exercise of stock options to former and current employees was $527,200 and none in the same period for the year 2001.

     . As of September 30, 2000, the Company's expense relating to the issuance of stock options to a consultant was $14,400 and none over the same period for the year 2001.

Net loss for the nine months ending September 30, 2001 was $(671,167) or $(0.41) per share as compared to a loss of $(2,998,214) or $(1.94) per share for the nine months ending September 30, 2000.

LIQUIDITY AND SOURCES OF CAPITAL

The Company concluded the quarter ending September 30, 2001 with a cash balance of $6,159 and accounts receivable of $864, against current liabilities of $766,077. For the quarter ending September 30, 2000, the Company had a cash balance of $148,077 and accounts receivable of $70,655 against current liabilities of $287,270.

The Company's inventory at the close of the third quarter of 2001 was valued at $222,415, of which $207,000 is considered non-current, which compares to the third quarter value of $2,308,573, of which $2,210,000 was considered non-current. A history of losses and poor sales contributed to the decision to write down the inventories to reflect their approximate market value on a liquidation basis as of December 31, 2000.

Current liabilities as of September 30, 2001 were comprised of $526,387 in accounts payable, and $239,690 in accrued expenses. Accrued expenses include accrued salaries, vacation pay, and taxes of $173,330, interest due
James E. Winner, Jr. of $4,760, and salaries and expenses of $47,600 incurred and paid by Winner International LLC on behalf of the Company and accrued interest on debentures of $14,000. These debentures valued at $175,000 make up nearly 14% of liabilities. The Company's finances were positively impacted due to the infusion of $305,000 from Mr. James E. Winner, Jr. in the form of loans.

The major portion of current liabilities for the period ending September 30, 2000 include accounts payable of $205,435, accrued salaries and taxes of $23,325, directors and officers insurance of $55,885 and deferred interest of $2,625 due on the $175,000 outstanding portion of the Company's convertible debentures. As part of the Company's efforts to conserve cash, the salaries of all officers and managers were being accrued beginning with September 2000.

CONTEMPLATED STRATEGIC ALLIANCES

As Company sales have not yet reached a level sufficient to sustain operations, the Company intends to seek a strategic alliance to provide either an immediate revenue stream or the marketing expertise to help increase sales revenues to a self-sustaining, profitable level, or both.

On May 4, 2001, the Company announced that it had signed a letter of intent to purchase all of the outstanding membership interests of Winner International LLC, a privately held security and safety product company headquartered in Sharon, Pennsylvania. On October 11, 2001, the Company and Winner International LLC entered into a letter agreement terminating and rescinding the letter of intent.

QUALIFICATIONS

Notwithstanding the Company's intended plan to seek strategic partnerships, if sales revenues do not increase sufficiently in 2001 and no alliances are forged, the Company will need to obtain additional working capital. Reflecting this, a going concern qualification was included in the report of the independent auditors reviewing the Company in connection with filing of its Annual Report on Form 10-KSB for 2000, filed with the SEC. The underlying causes resulting in the auditor's "going concern" qualification have continued through the third quarter of 2001.

ANTICIPATED MATERIAL EXPENSES

As the Company continues to explore strategic alternatives, costs related to consummation of such a transaction, including increased professional fees for attorneys, financial advisors, accountants and other consultants could be significant.

CAPITAL RESOURCES AND EXPENDITURES

No substantial capital expenditures are anticipated during the fiscal year.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

COMMON STOCK

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

On April 23, 2001 the Company received notification from The NASDAQ Stock Market that the Company was not in compliance with NASDAQ's tangible asset requirement, as set forth in rule 4310 (c) (2) (B). On April 26, 2001 and May 7, 2001, the Company submitted a proposal to NASDAQ to address this deficiency. On May 14, 2001, NASDAQ advised the Company that it would not grant the Company a temporary exception to the net tangible asset requirement. As a result, the Company's securities were delisted on May 15, 2001. The Company's securities are currently traded on the OTC Bulletin Board.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

     None.

  (b) Current reports on form 8-K.

     None.

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SAF T LOK INCORPORATED

Date: November 13, 2001                 By:
                                   /s/ JOHN F. HORNBOSTEL, JR.
                                   --------------------------------
                                   John  F. Hornbostel, Jr.
                                   Director, Secretary, General Counsel