Form 10KSB
period 2001-12-31
SAF T LOK INC
filed 2002-04-16
CIK 902056

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          __________________________


                                  FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2001

                          COMMISSION FILE NO. 1-11968

                          __________________________

                            SAF T LOK INCORPORATED
       (Exact name of small business issuer as specified in its charter)

         FLORIDA                                    65-0142837
 (State of Incorporation)                (I.R.S. Employer Identification)

               32 West State Street, Sharon, Pennsylvania 16146
                   (address of principal executive offices)

                                (724) 981-3159
               (Company's telephone number, including area code)

                          __________________________

      Securities registered under Section 12(b) of the Exchange Act: NONE

        Securities registered under Section 12(g) of the Exchange Act:

      Title of each Class: COMMON STOCK, $0.01 PAR VALUE
     Name of each exchange on which registered: OVER THE COUNTER BULLETIN BOARD(OTCBB)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B if not contained in the form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The Company's total revenues for its fiscal year ended December 31, 2001, were $31,076.

     The aggregate market value of the Company's voting stock held by non-affiliates (all persons other than executive officers or directors) of the Company on April 12, 2002 (based upon the average bid and asked prices of such stock on Over The Counter Bulletin Board on that date) was approximately $528,870.

     On April, 12 2002, there were 1,651,721 shares of the registrant's common stock outstanding.

===============================================================================

PART I ........................................................................................     1
  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION: .................................     1
Item 1.  Description of Business ..............................................................     1
  COMPANY HISTORY .............................................................................     1
  THE SAF T LOK-Registered-Trademark GRIP LOCK ................................................     1
  THE SAF T LOK-Registered-Trademark MAGAZINE LOCK ............................................     1
  COMPATIBLE FIREARMS..........................................................................     2
     GUN BRANDS AND MODELS.....................................................................     2
SAF T LOK-Registered-Trademark CUSTOMERS.......................................................     3
     LAW ENFORCEMENT USE ......................................................................     3
     CONSUMER USE .............................................................................     4
     GENERAL SERVICES ADMINISTRATION CONTRACT .................................................     4
ENDORSEMENTS ..................................................................................     4
METHODS OF DISTRIBUTION .......................................................................     4
COMPETITIVE BUSINESS CONDITIONS ...............................................................     5
     THE AFTERMARKET ..........................................................................     5
     THE ORIGINAL EQUIPMENT MARKET ............................................................     5
MATERIALS, SUPPLIERS AND MANUFACTURING ........................................................     6
PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION ...............................................     6
GOVERNMENTAL REGULATION AND REGULATORY REQUIREMENTS ...........................................     6
PRODUCT DEVELOPMENT ...........................................................................     7
EMPLOYEES .....................................................................................     7
PUBLIC AVAILABILITY OF COMPANY INFORMATION ....................................................     7

Item 2.  Description of Property ..............................................................     7

Item 3.  Legal Proceedings ....................................................................     7

Item 4.  Submission of Matters to a Vote of Security Holders ..................................     8

PART II .......................................................................................     8
 Item 5.  Market for the Company's Common Equity and Related Stockholder
    Matters ...................................................................................     8
  LISTING AND TRADING PRICES ..................................................................     8
  ISSUANCE AND SALE OF SECURITIES .............................................................     9
     6% CONVERTIBLE DEBENTURES ................................................................     9
     COMMON STOCK .............................................................................     9

 Item 6.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations .....................................................................     9
REVENUES AND EXPENSES .........................................................................    10
LIQUIDITY AND SOURCES OF CAPITAL ..............................................................    12
     SALE OF DEBENTURES .......................................................................    12
     NON-CASH PAYMENTS AND SALARY DEFERRALS ...................................................    12
     CONTEMPLATED STRATEGIC PARTNERSHIPS ......................................................    12
     OTHER FINANCING EFFORTS ..................................................................    12
PRODUCT LIABILITY .............................................................................    12
ANTICIPATED MAJOR EXPENSES ....................................................................    12
CAPITAL RESOURCES AND EXPENDITURES ............................................................    12
OUTLOOK .......................................................................................    12
     GUN SAFETY ADVANCES ......................................................................    13

Item 7.  Financial Statements and Supplementary Data ...........................   13

 Item 8.  Changes in Accountants ...............................................   13

PART III .......................................................................   14
 Item 9.  Directors and Executive Officers of the Registrant ...................   14
  BUSINESS EXPERIENCE ..........................................................   14
  SIGNIFICANT EMPLOYEES AND FAMILY RELATIONSHIPS ...............................   14
  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE ......................   15

 Item 10. Executive Compensation ...............................................   15
  SUMMARY COMPENSATION TABLE ...................................................   15
  OPTION/SAR GRANTS TABLE ......................................................   15
  AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE ...........   16
  REPORT ON REPRICING OF OPTIONS ...............................................   16
  COMPENSATION OF DIRECTORS ....................................................   16
  EMPLOYMENT AND CONSULTING AGREEMENTS .........................................   16

 Item 11.  Security Ownership of Certain Beneficial Owners and Management.......   17

 Item 12.  Certain Relationships and Related Transactions ......................   17

 Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......   17

  FINANCIAL STATEMENTS: ........................................................   17

  EXHIBITS TO FORM 10KSB: ......................................................   17

  CURRENT REPORTS ON FORM 8-K ..................................................   17

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

     The Company was incorporated in Florida in July 1989, under the name of RGB Sales and Marketing, Inc., and in October commenced operation of a retail store selling Amiga computers and producing tutorial programs for such computers. An initial public offering of common stock was held on June 23, 1993, during which the Company sold a total of 1,340,000 shares of common stock at a public offering price of $7.00 per share. The acquisition of STL in 1996 marked the end of the Company's involvement in the video editing business. The Company is currently focused on the design, development, manufacture, and marketing of Saf T Lok-Registered-Trademark combination locks which, when integrated into a handgun, prevent both accidental and unauthorized discharge of the weapon, including unintentional discharge by children and assailants. Two types of gun locks, the Grip Lock and the Magazine Lock, are currently produced in limited fashion by the Company. The Grip Lock was the first product developed by STL, prior to its acquisition by the Company. The first Magazine Lock was conceived in late 1996, the prototype developed and produced in 1997, and production and shipment commenced in June 1998.

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

     GUN BRANDS AND MODELS

     At this time, Saf T Lok-Registered-Trademark gun locks are available on a limited basis for the following gun brands and models:

COLT, SPRINGFIELD, AUTO ORDINANCE SINGLE COLUMN, SEMI-AUTOMATIC PISTOLS
1911-A1 & clones                                       Commander & clones
Officer, Compact & clones
(Will not work properly with some replacement or extended safety levers.)


ROSSI REVOLVERS                                        GLOCK PISTOLS
(will not fit M-877, 677 and Lady Rossi)
Model M-68                                              Model 17 9 mm
Model M-720                                             Model 19 9 mm
Model M-88                                              Model 22/24 40 cal
Model M-851                                             Model 23 40 cal
Model M-515                                             Model 26 9 mm
Model M-971                                             Model 27
Model M-518
Model M-971-VRC                                         BERETTA PISTOLS
                                                        Model 92 9 mm
                                                        Model 96 40 cal
RUGER REVOLVERS
SP 101

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

     The Company currently conducts its own distribution, through retail stores, the Internet and direct sale to law enforcement authorities. In 2001, most of the Company's sales revenues were derived from sales to one law enforcement agency. Additional methods of distribution and third party distributors are currently being explored.


     COMPETITIVE BUSINESS CONDITIONS

        The Aftermarket

     The Company's competitors include Master Lock, manufacturer of trigger locks, numerous manufacturers of safes and lock-boxes, as well as upcoming developers of "smart gun" technology like Colt's Manufacturing Co. Some or all of these competitors may be larger, better capitalized companies with a longer production history and existing distribution channels. The Company's products compete with lock boxes, trigger locks, cable locks, ring locks and the evolving smart guns. Many of these products are more widely known and less expensive than the Company's products. In addition, while the Company believes that there are no generally available comparable products on the current market at a similar price, it nevertheless expects competitors to attempt development of similar products, possibly reducing the Company's sales or profit margins or both. A catalog retailer liquidated some Company products at extremely low prices, which came from inventory at United Safety Action, Inc., a former Company distributor.

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

     Another type of smart gun technology, which validates the authorized user by reading ingerprints, has also been publicized. The Company has looked into the possible availability of such devices, and to the best of its knowledge, believes that the required technology cannot yet be adapted to handgun use. In fact, the major promoter of fingerprint technology, Oxford Micro Devices, has discontinued further development of fingerprint activated gun locks.

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

     The manufacturing of Saf T Lok-Registered-Trademark gun lock components is subcontracted to various specialists. The gunlocks had been assembled, tested for quality assurance and packaged for distribution at the Company's West Palm Beach, Florida location and later at another Florida facility.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

     The Company owns twelve U.S. patents on the Saf T Lok-Registered-Trademark Grip Lock and the Magazine Lock and related inventions, and has corresponding protections in a number of European countries. The issued patents, dated January 29, 1991 through November 23, 1999, were assigned to the Company by Franklin W. Brooks. The patent numbers are: 4,987,693; 5,229,532: 5,335,521; 5,090,148;
5,140,766; 5,408,777; 5,457,907; 5,732,497; 5,749,166; 5,782,029; 5,987,796; and
5,974,717. The Company also filed patent application number SN 09/411,881. Together, the issued and pending patents cover a variety of ways of locking a variety of firearms. These patent numbers are prominently displayed on both the Grip Lock and the Magazine Lock, as part of the Company's efforts to protect its patents and guard against infringement.

     The Company received Registration Number 2,131,422 from the United States Patent and Trademark Office for its logo "Saf T Lok-Registered-Trademark" on January 20, 1998. In May 1998 the terms "Personalized Handgun" (TM) and "Personalized Firearm" (TM) were also registered.

GOVERNMENTAL REGULATION AND REGULATORY REQUIREMENTS

     Neither the Company nor Saf T Lok-Registered-Trademark gun locks are subject to specific governmental regulation or standards, although the sale of handguns is heavily regulated. However, several states have considered types of enhanced gun regulation that impact handgun safety locks and recently the federal Consumer Products Safety Council has contracted with the American Society for Testing and Materials ("ASTM") to set standards and test procedures for gun locking devices. ASTM's first meeting to develop standards was held on April 11,2001. The Company welcomes this effort as previous serious studies of gun locks, such as done by the State of Maryland before they passed their landmark 2000 legislation, have put the Company's products in good light.

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

PRODUCT DEVELOPMENT

     During 2001, the Company spent $2,157 on new product design. Design of gun locks for Glock Models 20 and 21, the Smith & Wesson 9mm and 40 caliber high capacity semi-automatic pistols, and the Walther Models P99/S&W SW99 are near completion. In 2000, the Company spent approximately $29,333 on design of new product models and prototyping new lock designs.

EMPLOYEES

     Including its executive officers, as of December 31, 2001, the Company had four employees. None of these employees was covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     In the summer, 2001, the Company closed its West Palm Beach Facility and moved the operations to Fort Lauderdale, Florida and the corporate headquarters to Sharon, Pennsylvania. The Company was obligated under the lease expiring July 31, 2003 at an annual rent of approximately $95,000. Management has negotiated a settlement and termination of the lease, as of June 30, 2001, without significant additional expense to the Company. In December 2001 the Company closed its Fort Lauderdale facility and relocated the operations to Sharon, Pennsylvania. The Company was obligated under the lease expiring April 1, 2003 at an annual rent of approximately $22,896. The Company is negotiating a termination of this lease agreement, the terms of which will not be substantial. The Company entered into a lease with James E. Winner, Jr. for approximately 5,000 square feet of space in Sharon, Pa. The Company is obligated under the lease expiring April 1, 2003 at an annual Rate of $16,250.00.

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

     As part of the settlement, and solely for the purpose of proceedings with the Commission, the Company, without admitting or denying the Commission's findings, consented to the entry of the Commission's findings and the entry of the Commission's Order Instituting Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934 And Imposing Cease and Desist Order (Litigation Release No.16835; Administrative File No. 3-10395, December 20, 2000). Specifically, the Commission found that certain of the Company's press releases and public filings made in 1997 and 1998 concerning a 1997 private equity offering and various business arrangements violated Sections 10(b) and 13(a) of the Exchange Act and Rules 10b-5, 12b-20, 13a-11, and 13a-13 there under.
The Commission likewise found that the Company violated the Exchange Act with respect to inaccurate projections contained in a 1998 analyst's report that the Company had reviewed and for which it paid a fee. The Commission's Order prohibits the Company from committing or causing any future violations of the statutes and rules referred to herein.

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

     On April 4, 2002, the Company was served with a Complaint in a civil action filed in the United States District Court for The Southern District of Florida captioned Edward Cohen, on behalf of himself and all others similarly situated against the Company, Franklin W. Brooks, Jeffery W. Brooks, William Schmidt, James E. Winner, Jr., John F. Hornbostel, Jr. and Goldberg Wagner Stump and Jacobs LLP. This is a class action on behalf of all purchasers of the Common Stock of the Company between April 14, 2000 and April 16, 2001, seeking to pursue remedies under the Securities Exchange Act of 1934. The Company denies the allegations and plans to defend itself vigorously. The Company has also submitted this matter to its insurer.

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS LISTING AND TRADING PRICES

     The Company's Common Stock is quoted on the OVER THE COUNTER BULLETIN BOARD (otcbb)under the symbol "LOCK". On April 8, 2002, the closing trade price for the Company's Common Stock was $.20. As of March 31, 2002, there were approximately 517 stockholders of record. The Company believes that there are approximately 7000 beneficial owners of its Common Stock.

     The Company historically has not paid cash dividends and does not intend to pay such dividends in the foreseeable future. The Company intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes.

     The following table sets forth the range of high and low bid price quotations obtained from the National Quotation Bureau, LLC for the Common Stock for the two fiscal years ended December 31, 2000 and 2001 and for the quarter ended March 31, 2002. These quotes are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                             HIGH        LOW

YEAR ENDING DECEMBER 31, 2000:

     First Quarter.......................... 3.53125     1.125
     Second Quarter......................... 4.438       1.188
     Third Quarter.......................... 1.313       0.75
     Fourth Quarter......................... 0.906       0.125


YEAR ENDING DECEMBER 31, 2001:

     First Quarter.......................... 8.28        1.56
     Second Quarter......................... 4.29        1.05
     Third Quarter.......................... 1.65        0.50
     Fourth Quarter......................... 0.79        0.20

QUARTER ENDING MARCH 31, 2002:

     First Quarter.......................... 0.38        0.20
                                            ---------  ---------

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

     On April 23, 2001, the Company received notice from Nasdaq that it was not in compliance with Nasdaq's tangible asset requirement, as set forth in Rule 4310 (C) (2) (B). On April 26, 2001 and May 7, 2001, the Company submitted a proposal to Nasdaq to address this deficiency. On May 14, 2001, NASDAQ advised the Company that it would not grant the Company a temporary exception to the net tangible asset requirement. As a result, the Company's securities were delisted on May 15, 2001. The Company's securities trade on the OTC Bulletin Board.

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

     COMMON STOCK

     During the fourth quarter of 2001 none of the Company's Common Stock was issued.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company anticipates that public concern for heightened gun safety as a means of slowing increases in gun violence may significantly affect its financial condition in the future. Gun manufacturers, beginning with Smith & Wesson, are beginning to embrace gun safety locks as a way of improving their products and minimizing liability, which should similarly broaden the market for products like those produced by the Company. The events contributing to this trend are discussed more completely in "Outlook-Gun Safety Advances."

REVENUES AND EXPENSES

The Company's net revenues in 2001 were $31,076 compared to $109,158 in 2000. In 2001 the Company was unable to reverse the downward trend of sales from the prior two years that derived the majority of sales from law enforcement agencies. The Company has attempted to reverse this trend by way of continued prospecting with law enforcement agencies and existing customers as well as through use of the Company's Internet site.

The following table compares gross profit margin, revenues and losses between fiscal years 2001 and 2000. Parentheses indicate losses:

                                   2001                       2000

                          Actual       Per Share      Actual      Per share

Losses                  ($1,037,222)      ($.63)   ($6,563,494)      ($.42)

Sales Revenues         $     31,076               $    109,158

Other Revenues         $      9,303               $     29,154

Gross Profit Margin              65%                        39%

"Other revenues" were generated primarily by short-term investment of cash on hand, interest on the note receivable and payments received for licenses.

The following table compares the Company's major expense categories between 2001 and 2000:

                                                          2001        2000

Consulting fees, Marketing Fees and Commissions         $  3,434   $  102,568

Salaries and Wages                                      $ 97,076   $1,110,653

Professional and Administrative Services                $ 70,836   $        0

Contract Labor                                          $ 32,000   $        0

Advertising and Sales Promotion                         $ 22,391   $  116,059

Legal, Accounting, and Professional Fees                $302,375   $  663,948

Bad Debt Expense                                        $ 13,148   $    8,000

Product Development                                     $  2,157   $   29,333

Expenses Associated with reduction in valuation of:

     Inventories                                        $218,008   $2,057,659

     Leasehold Improvements                             $ 10,830   $        0

     Tools and Dies (net of depreciation)               $      0   $  859,317

     Patents (net of depreciation)                      $      0   $  254,713

Miscellaneous                                           $273,829   $1,406,733


CONSULTING FEES, MARKETING FEES, AND COMMISSIONS. In 2001 the Company paid $3,434 in commissions to an independent sales representative. In 2000 the major costs in this category were $250,000 in fees to Friedman Billings & Ramsay, Inc. in connection with the Company's search for a strategic alliance partner partially offset with a credit of $197,300 for repricing the options held by certain consultants following a Black-Scholes evaluation.

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

SALARIES AND WAGES. The cash compensation expense to Company employees in 2001 was $83,519 as compared to $450,712 in 2000. The Company took action in 2001 to reduce costs as necessary as revenues were not adequate to support the expense. The remaining compensation in 2000 consisted mainly of non-cash stock options issued to two former employees, $135,000 to Ralph Nichols as part of his employment agreement and $392,000 to John Gardner as settlement for a wrongful termination suit brought against the Company and $132,741 of amortization of deferred compensation.

PROFESSIONAL AND ADMINISTRATIVE SUPPORT. The Company incurred expenses for support supplied by Winner Administration and Winner International in the amount of $70,836 during 2001. The expenses are for actual hours worked by employees and billed to the Company.

CONTRACT LABOR. The Company paid an independent Contractor to move the physical operations from its West Palm Beach, Florida facility to a less expensive facility in Fort Lauderdale, Florida.

ADVERTISING AND SALES PROMOTION. Advertising and sales promotion expenses decreased in 2001 by $93,668 or 81% from 2000, reflecting the Company's decreasing sales activity and limited financial resources.

LEGAL, ACCOUNTING, AND PROFESSIONAL FEES. The Company spent substantially less in 2001 than in 2000. In 2001 the major costs in this category were $176,582 for accounting, $73,254 for general legal, and $21,874 for SEC legal costs.

BAD DEBT EXPENSE. The Company wrote off $22,391 in uncollectable accounts in 2001 and in 2000 provided $8,000 in allowance for uncollectable accounts receivable.

PRODUCT DEVELOPMENT COSTS. The Company product development costs were lower in both 2001 and 2000 reflecting a reduction in sales activity and financial resources.

INVENTORY, TOOLS AND DIES, AND PATENT REVALUATION. As stated under Inventory Liability, whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. Despite efforts to find strategic alliance partners, the Company has been unable to consummate a deal. Consequently and consistent with standard accounting practice, the inventory was revalued at net realizable value which resulted in a charge to operations of $218,008 in 2001 and $2,057,659 in 2000.

Concurrent with the reduction in inventory to its net realizable value, the tooling and patents related to that inventory are subject to that same treatment. Therefore, impairment losses of $859,317 were recognized for the unamortized portion of tools and dies and $254,713 for unamortized portion of the patent costs in 2000.

During 1999 and 2000, management anticipated the occurrence of certain events that would have led to the movement of inventory within the current operating cycle of one year. Since that did not materialize, $2,225,000 of inventories was reclassified as a non-current asset in 2000. The Company amended its 1999-year end financial statement as well as its three quarterly statements for 2000 in March 2001 to reflect the reclassification. As 2000 drew to a close management realized that events over which they had no control would likely result in the inability to realize the value of the inventory within a predictable period of time.

MISCELLANEOUS EXPENSE. The following table compares major miscellaneous expenses in 2001 and 2000.

         Type of Expense                                     2001      2000

Travel Expenses                                             $16,475  $ 29,282

Payroll Taxes                                               $ 7,283  $ 39,027

Depreciation                                                $23,761  $308,889

Insurance Costs                                             $91,361  $123,481

Communications Costs                                        $15,617  $ 21,317

Building Rent                                               $63,637  $104,641

Interest Expense                                            $43,874  $657,324

Penalties                                                   $     0  $110,000

Moving and Storage Expense                                  $11,821  $      0

Travel expenses in 2001 were lower due to reduced sales activity, but also included costs involved in managing the physical move to more economical facilities.

Depreciation was substantially lower in 2001 due to the previous write down of assets in 2000.

Building rent was materially lower in 2001 compared to 2000 due to the Company's efforts to reduce costs. The Company moved the operations from West Palm Beach, Florida to Fort Lauderdale, Florida in the second quarter of 2001. In an effort to further reduce costs the operations were moved to Sharon, Pa. In December 2001.

Interest expense in 2001 was accrued primarily for debentures and notes payable to James E. Winner Jr. In 2000 the Company incurred interest of $435,680 on debentures and $218,750 for the beneficial conversion feature on debentures sold in 2000.

In 2000 the Company, Franklin Brooks, and John Gardner settled with the SEC with both Gardner and Brooks agreeing to pay a penalty of $55,000 for which the Company's by-laws require reimbursement to them. See "LEGAL PROCEEDINGS".

Moving and storage expenses were incurred in 2001 in the process of relocating the operations and assets.

The following table compares miscellaneous balance sheet items between 2001 and 2000.

                                                                Category
                                                            2001       2000

Cash and cash equivalents                                 $ 11,345   $ 44,164

Inventory

     Current                                              $      0   $ 78,000

     Non-current                                          $      0   $150,000

Property and Equipment, Less Accumulated Depreciation     $ 56,733   $ 91,739

Patents, Less Accumulated Amortization                    $      0   $      0

Accrued Expenses                                          $311,858   $106,704

Accounts Payable                                          $498,612   $427,532

Note Payable                                              $377,000   $      0

The Company's cash and cash equivalents were lower at the end of 2001 than 2000 due to the reduction in sales and operating activity.

Accrued expenses increased due to the fact that the Company has expensed but not paid auditing fees, interest on notes payable, and professional and administrative support services.

Notes Payable for 2001 represent loans made by James E. Winner, Jr. to the Company during 2001 and is secured by the assets of the Company.

The revaluation of inventory, property, and equipment, and patents is explained in the above section on expenses.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company ended the fourth quarter of 2001 with a cash balance of $11,345. The Company has not been successful in raising additional funds for working capital. Net accounts receivable of $1,772 and accrued expenses and accounts payable totaling $810,470 emphasize the need for additional working capital.

NOTES PAYABLE

     During 2001 the Company signed a series of promissory notes for loans made by Mr. James E. Winner Jr. The first note was signed in March of 2001 and the most recent was in December 2001. Annualized interest rates range from 4.75% to 7.5% with two notes at prime. The total balance of all the notes is $377,000. Four notes totaling $300,000 mature on July 30, 2002. One note totaling $5,000 matures on August 8, 2002 and the remaining notes totaling $72,000 are payable on demand.

SALE OF DEBENTURES

     In the second quarter of 2000, the Company sold a total of $875,000 worth of 6% convertible debentures. The placement agent who brokered this transaction received a total of 43,750 shares of Common Stock as a portion of the commissions for the sales of the debentures. In the fourth quarter of 1999, the Company sold a total of $1,325,000 worth of its 6% two-year convertible debentures. The placement agents who brokered these transactions received a total of 135,000 shares of Common Stock as a portion of their commissions for these sales.

COST REDUCTION MEASURES

     During the year ended December 31, 2001, the Company took measures to reduce costs and preserve cash due to the reduced sales activity. Salaries and wages were reduced through cutbacks in personnel and through utilization of outside management and administrative personnel and contract labor on an "as needed" basis. The Company was only billed for hours worked by these personnel.

     The Company closed its West Palm Beach Facility and moved the operations to Fort Lauderdale, Florida and the corporate headquarters to Sharon, Pennsylvania. The Company was obligated under the lease expiring July 31, 2003 at an annual rent of approximately $95,000. Management has negotiated a settlement and termination of the lease, as of June 30, 2001, without significant additional expense to the Company. In December 2001 the Company closed its Fort Lauderdale facility and relocated the operations to Sharon, Pennsylvania. The Company was obligated under the lease expiring April 1, 2003 at an annual rent of approximately $22,896. The Company is negotiating a termination of this lease agreement, the terms of which will not be substantial.

     In August 2001, the Company issued, at market price, shares of restricted Common Stock of the Company in partial payment for services rendered in lieu of cash to satisfy an outstanding balance of $7,668.

     In 2000 the Company was able to conserve cash and reduce accounts payable by approximately $197,000 through the issuance of stock and stock options in lieu of cash for payment of goods and services. As part of the Company's efforts to conserve cash, the salaries of all officers and managers were being accrued beginning with September 2000.

NON-CASH PAYMENTS AND SALARY DEFERRALS

     The 2001 year end balance was $11,345 in cash, needed to pay the Company's accumulated accounts payable of $498,612 and sustain operations in 2002. To further conserve cash, all salaries of Company officers and executives have been deferred since the last week of August 2000.

CONTEMPLATED STRATEGIC PARTNERSHIPS

     As the Company does not have sales sufficient to sustain operations, the Company has sought a strategic alliance to provide either an immediate revenue stream or marketing expertise to help increase sales revenues to a self sustaining, profitable level, or both. On May 4, 2001, the Company announced that it had signed a letter of intent to purchase all of the outstanding membership interests of Winner International LLC, a privately held security and safety product company headquartered in Sharon, Pennsylvania. On October 11, 2001 the Company and Winner International LLC entered into a letter agreement terminating and rescinding the letter of intent.

QUALIFICATIONS

     Notwithstanding the Company's intended plan to seek strategic partnerships, if sales do not increase sufficiently in 2002 and no alliances are forged, the Company will need to obtain additional working capital. Reflecting this, a going concern qualification was included in the report Form 10-KSB for 2000, filed with the SEC. The underlying causes resulting in the auditor's "going concern" qualification have continued through the year ended December 31, 2001.

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

OUTLOOK

     Even with the election of a new President and the change in the Administration, handgun safety remains a major concern and interest may continue to increase in the next few years. The focus is expected to involve less emotion and politics and to become more one of gun safety rather than one of perceived attempts to ban guns. Gun safety issues are expected to be moved from the Federal level to the state level, while those at the federal level are seemingly becoming more rational with the approach being taken by the Consumer Products Safety Commission to set measurable standards of performance for gun locking devices. The Company, with developed products that address preventive handgun safety, anticipates that it will be in a position to benefit from this trend-although this, of course, cannot be guaranteed. In the short term, the Company continues to face a number of significant problems, including the need to continually fund its day to day operating requirements, such as production, wages and research and development, SEE "Liquidity and Sources of Capital" and the need to improve its distribution and sales capability. On balance, however, the Company believes that the continued focus on handgun safety, the use of gun locks by law enforcement agencies, the litigation aimed at gun manufacturers and corresponding about-face regarding gun safety locks begun by Smith & Wesson, as well as the gun legislation currently pending and enacted by states such as Maryland, may create a domino effect that may bring the Company's products into the spotlight. Some of the more important recent events in the gun safety arena are discussed below.

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

     PRESIDENTIAL DIRECTIVE. Following his February 1997 State of the Union Address, President Clinton directed all federal agencies to equip their handguns with child safety locks. Those agencies complied using a variety of then available products, mostly trigger locks and padlocks. However, the Company has since delivered evaluation samples of Saf T Lok gun locks to a number of federal agencies, at their request, resulting in the possibility of sales to such agencies, as well as a contract with the General Services Administration, which makes Saf T Lok-Registered-Trademark gun locks more readily available to federal employees. SEE "Saf T Lok-Registered-Trademark Law Enforcement USE" and "Outlook-General Services Administration Contract."

     STATE ACTION. To date, as reported by The Firearms Litigation Clearinghouse, lawsuits against gun manufacturers for producing unsafe weapons or for irresponsible sales tactics have been filed in approximately 32 cities and states, of which a number have been dismissed and more are threatened with dismissal, appearing that a number of these cases were not on firm ground. As this continues, remedies for unsafe gun practices are likely to revert to tort litigation or increased state regulation of firearm safety. The Company feels that a trend towards preventive gun safety may put increasing focus on the Company's products. For example, as reported in the BALTIMORE SUN, Maryland Governor Glendening's Task Force on Child-Proof Guns countered gun manufacturers' claims that no reasonable technology exists to make guns safer by recommending that all handguns for sale to private citizens in Maryland come equipped with a Saf T Lok-Registered-Trademark or similar device as an interim road to "smart guns" (See "Smart Gun" Technology" above). The Governor's gun safety legislation, the centerpiece of his year 2000 legislative agenda, was approved by the Maryland state legislature in early April 2000. "The bill makes a giant step toward creating safe communities, not only in Maryland but across the country," said Glendening, who was joined by President Clinton when he signed the bill into law on April 11, 2000. The Florida state legislature, among others, is considering similar action.

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

ITEM 8.   CHANGES IN ACCOUNTANTS

     Effective February 15, 2002, the Company replaced Goldberg Wagner & Jacobs LLP, as its independent accountants, and engaged Weinberg & Company, P.A. as its new independent accountants.

     During the Company's relationship with Goldberg Wagner & Jacobs LLP there were no disagreements between the Company and Goldberg Wagner & Jacobs LLP. This engagement began May 30, 1997 and included the subsequent interim period through February 15, 2002. The decision to change independent accountants was approved by the Board of Directors of the Company as of February 15, 2002.

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

     The newly appointed directors were James E. Winner, Jr., Stephen Gurgovits, John F. Hornbostel, Jr., Adam Monks, Richard Florida and Karen Winner Hale. Franklin Brooks remained as a member of the Company's board of directors. The directors who resigned were James Stanton, Dennis DeConcini, William Schmidt and Jeffrey Brooks. The Chairman received resignation letters from directors James Stanton and Dennis DeConcini on January 22, 2001. Directors William Schmidt and Jeffrey Brooks resigned on February 6, 2001. Prior to the resignations of directors Jeffrey Brooks and William Schmidt the board of directors met to consider a proposal put forth by James E. Winner, Jr. (the "Winner Proposal") to replace the four incumbent directors with a slate of directors presented by Mr. Winner.

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

     On April 19, 2001 Messrs Dewey R. Stokes and Curtis A. Sliwa were elected directors of the Company.

     On August 26, 2001 Charles R. Miller was elected Chief Financial Officer and Treasurer of the Company.

     On December 20, 2001, Adam S. Monks resigned as a director of the Company.

     On January 25, 2002, Richard L. Florida resigned as a director of the Company due to constraints on his time and his travel schedule.

     The following table sets forth information regarding the directors and executive officers of the Company:

Name                           Age                  Position
----                           ---                  --------

James E. Winner, Jr.            72      Chairman of the Board, President and
                                        Chief Executive Officer

Karen Winner Hale               41      Director

John F. Hornbostel, Jr.         61      Secretary, General Counsel, Director

Dewey R. Stokes                 60      Director

Curtis A. Sliwa                 48      Director

Charles R. Miller               54      Chief Financial Officer and Treasurer

BUSINESS EXPERIENCE

     James E. Winner, Jr., age 72, developed The Club(R) vehicle anti-theft device, the original patented vehicle steering wheel lock and the No. 1 selling mechanical anti-theft device for cars and trucks worldwide. In 1986, he formed and incorporated Winner International to market The Club(R) with the corporate mission to serve its customers and community with fairness and integrity and be the world leader in providing innovative quality, security and safety products. In 1996 Mr. Winner formed and became Chairman of Winner Holdings Company to oversee and maintain overall administration and operation of Winner International and other Winner businesses. Mr. Winner has been recognized for both his personal, as well as his professional achievements, receiving The Merrill Lynch and Ernst & Young "Entrepreneur of the Year" Award in 1992 and The Shenango Valley Pennsylvania Chamber of Commerce "Person of the Year" Award in 1994. He is the father of Karen Winner Hale.

     Karen Winner Hale, age 41, is the Chief Operating Officer of Winner International and is the Vice Chairman of Winner Holdings. She assisted in the founding of Winner International in 1986 and had held senior executive positions since that time. She has served on the boards of the Shenango Valley Foundation, The Winner Foundation and the Shenango Valley Chamber of Commerce. Ms. Winner Hale earned an M. B. A. degree from Youngstown State University. She is the daughter of James E. Winner, Jr.

     John F. Hornbostel, Jr., age 61, has been the Vice President, General Counsel and Secretary of Winner International since 1993, and holds these positions with other Winner Companies. He was Vice President, General Counsel and Secretary of RMI Titanium Company from 1982 to 1993. He is a member of the American Corporate Counsel Association and received his J.D. degree from Fordham University School of Law.

     Dewey R. Stokes, age 60, is currently in his third term of office as Franklin County, Ohio Commissioner having joined the Board of Commission in 1991. A former Columbus, Ohio police officer for over 26 years. Commissioner Stokes has a long and proud history of public service. Commissioner Stokes received the America's Star Award from the U.S. Marshal's Association in recognition of his career in law enforcement and contributions to the law enforcement profession. Commissioner Stokes currently serves on several boards and committees in the Columbus area.

     Curtis A. Sliwa, age 48, is best known, around the world, as the founder and leader of The Guardian Angels, a non-profit, all-volunteer, crime-fighting organization with 28 chapters throughout the United States and Canada, as well as England, Italy, Sweden, and Japan. Mr. Sliwa also spearheaded countless public service programs. In 1994 he founded Cyberangels, the largest online safety and educational program in cyberspace. Mr. Sliwa has also authored several books on self-defense and safety. Mr. Sliwa currently is co-host of a talk radio program in New York City.

     Charles R. Miller, age 54, received his B.S. degree from the University of Steubenville. Mr. Miller has over 15 years experience in executive and financial management in a corporate environment involving multiple operating locations. He has served 14 years as Chief Financial Officer of the Federal Wholesale Group of Aurora, Ohio with operations in California and Georgia. He also was executive Vice President of Finance of Snyder Distributing & Affiliated Companies from 1984 to 1987 and served earlier as Senior Staff Accountant with Touche Ross & Company CPA's.

SIGNIFICANT EMPLOYEES AND FAMILY RELATIONSHIPS

Karen Winner Hale is the daughter of James E. Winner, Jr.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 4, and 5, and amendments thereto, furnished to the Company for the fiscal year ended December 31, 2001 the following (or former) officers and directors of the Company failed to file the following forms on a timely basis:

None.

ITEM 10.  EXECUTIVE COMPENSATION

     Franklin W. Brooks is the only Company executive or officer for whom reporting is required as a "named officer." No executive compensation was made to any Company executive or officer in the fiscal year ended December 31, 2001.

                                                                      Long Term
                                                                   Compensation Awards
                                     Annual Compensation              Securities
        Name         Year       Salary   Bonus    Other annual        Underlying
                                  ($)     ($)   compensation (1)        Options
Franklin W. Brooks   2001       $   -0-  $ -0-        $-0-
                     2000  (4)  $69,231  $ -0-        $-0-
(1)                  1999  (3)  $55,127  $ -0-        $-0-            1,000,000 (2)

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


                       Number of     % of Total Options
                        Shares           Granted to      Exercise or
                      Underlying        Employees in     Base Price   Expiration
Name               Options Granted     Fiscal Year (1)     $/Share       Date
---------------    ---------------   ------------------  -----------  ----------
Franklin Brooks           0                  NA              NA           NA

(1) No options were granted to the named officer or to any other executive or officer or employee of the Company in the fiscal year ended December 31, 2001.

Aggregated Option Exercises and Fiscal Year-End Option Value Table
------------------------------------------------------------------

     The following table provides information regarding those options exercised by Mr. Brooks during the fiscal year ended December 31, 2001.

       Name           Shares        ($)       Number of Shares             Values of Unexercised
                      Acquired      Value     Underlying Unexercised       in the Money Options
Franklin F. Brooks    on exercise   realized  options at year end          at year ended (2)
                                              Exercisable   Unexercisable  Exercisable   Unexercisable
Unexercisable         (1)           (1)       1,000,000        -0-             $-0-          $-0-

(1) Franklin Brooks did not exercise any stock options during the fiscal year ended December 31, 2001.

(2) Value based on the difference between the closing price of the Company's Common Stock on Over The Counter Bulletin Board of $0.___ per share on December 29, 2001, and the exercise price of the options. By action of the Board of Directors on November 2, 1999, the exercise price has been lowered from $2.00 per share to $1.19 per share.

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

                                       Amount and Nature of
Name and Address of Beneficial Owner   Beneficial Ownership Percent of Class (3)

Franklin W. Brooks (a)                   1,100,512(1)             6.68%


Hamdam Diamond Corporation (b)           1,000,000(2)             6.07%


James E. Winner, Jr. (c)                         0                   0%


Karen Winner Hale (c)                            0                   0%


John F. Hornbostel, Jr. (c)                      0                   0%


Dewey R. Stokes (c)                              0                   0%


Curtis A. Sliwa(c)                               0                   0%


All Directors and Executive Officers as
  a Group (7 people)                     1,100,512                6.68%




(a)  Address is 7689 SE Rivers Edge Street, Jupiter, Florida  33458.
(b) Address is 5030 Anchor Way, Callows Bay Christiansted, St. Croix 00820-4521. See Footnote (2).
(c)  32 West State Street, Sharon, Pennsylvania 16146

(1) Of these shares, 100,512 are held by Mr. Brooks and his wife as tenants in common. Includes option to purchase 1,000,000 shares of Common Stock.
(2) As reported by Hamdam Diamond Corporation on Schedule 13-D dated October 27, 1997 and by communication to the Hamdam Diamond Corporation verifying ownership as of July 29, 1999. Subsequent attempts to communicate with Hamdam Diamond Corporation as late as March 5, 2001 to verify ownership status have gone unanswered.
(3)  Based on 1,651,211 of Common Stock outstanding as of March 31, 2002.

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

    10.5 Form of Securities Purchase Agreement relating to the Company's Debenture offering through J. P. Carey Securities, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 1999)

    10.6 Form of Registration Rights Agreement relating to the Company's Debenture offering through J. P. Carey Securities, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 1999)

    10.7 Placement Agency Agreement between the Company and J. P. Carey Securities, Inc. dated May 26, 2000 (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 2000)

    10.8 Form of Securities Purchase Agreement relating to the Company's Debenture offering through J. P. Carey Securities, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 2000)

    10.9 Form of Registration Rights Agreement relating to the Company's Debenture offering through J. P. Carey Securities, Inc. (incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the SEC on August 17, 2000)

    23.1  Consent of Weinberg & Company, P.A.
    24.1  Power of Attorney (see below)

CURRENT REPORTS ON FORM 8-K

  The Company filed the following current reports on Form 8-K during fiscal year ended December 31, 2001 and thereafter.

  A current report on Form 8-K was filed by the Company on February 21, 2001 reporting a change in control of the board of directors of the Company.

  A current report on Form 8-K was filed by the Company on April 8, 2002 reporting the filing of a class action Complaint against the Company, certain directors and other defendants.

SIGNATURES

  Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sharon, Commonwealth of Pennsylvania, on April 15, 2002.

  SAF T LOK INCORPORATED


By: /s/ John F. Hornbostel, Jr.        By: /s/ Charles R. Miller
    ---------------------------            ---------------------
        John F. Hornbostel, Jr.              Charles R. Miller
        Secretary, General Counsel           Chief Financial Officer,
                                             Principal Accounting Officer

                                                 POWER OF ATTORNEY



KNOW ALL PERSONS BY THESE PRESENTS:



That the undersigned officers and directors of Saf T Lok Incorporated, a Florida corporation, do hereby constitute and appoint James E. Winner, Jr., or John F. Hornbostel, Jr., or Karen Winner Hale, or Charles R. Miller, the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determine may be necessary or advisable or required to enable said corporation to comply with the Securities Act, and any rules or regulations or requirements of the SEC in connection with this report on Form 10-KSB. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this report, to any and all amendments, to this report, and to any and all instruments or documents filed as part of or in conjunction with this report or amendments thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This power of Attorney may be signed in several counterparts.


   IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.


   Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



Signature                    Capacity                            Date



/s/ James E. Winner, Jr.     Chairman of the Board               April 13, 2002
---------------------------
James E. Winner, Jr.         of Directors, President and

                             Chief Executive Officer


/s/ Karen Winner Hale        Director                            April 15, 2002
---------------------------
Karen Winner Hale


/s/ John F. Hornbostel, Jr.  Director,Secretary,General Counsel  April 12, 2002
---------------------------
John F. Hornbostel, Jr.


/s/ Curtis A. Sliwa          Director                            April 13, 2002
---------------------------
Curtis A. Sliwa


/s/ Dewey R. Stokes          Director                            April 12, 2002
---------------------------
Dewey R. Stokes


/s/ Charles R. Miller        Chief Financial Officer and         April 13, 2002
---------------------------
Charles R. Miller            Treasurer, Principal
                             Accounting Officer

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS


                                -  I N D E X  -

                                                                 Page

INDEPENDENT AUDITORS' REPORTS                                    F-1 - F-2

CONSOLIDATED BALANCE SHEETS AS OF
     DECEMBER 31, 2001 AND 2000                                  F-2 - F-3

CONSOLIDATED STATEMENTS OF CHANGES IN
     SHAREHOLDERS'S EQUITY AS OF
     DECEMBER 31, 2001 AND 2000                                  F-4 - F-5

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
     THE YEARS ENDED DECEMBER 31, 2001 AND 2000                  F-6

CONSOLIDATED STATEMENT OF CASH FLOWS FOR
     THE YEARS ENDED DECEMBER 31, 2001 AND 2000                  F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-9 - F-29

                 [LETTER HEAD OF GOLDBERG WAGNER & JACOBS LLP]


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors
Saf T Lok Incorporated
West Palm Beach, FL

We have audited the consolidated balance sheet of Saf T Lok Incorporated and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saf T Lok Incorporated and subsidiaries as of December 31, 2000 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Saf T Lok Incorporated will continue as a going concern. As discussed in Note 2 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Saf T Lok Incorporated to continue as a going concern as of December 31, 2000. Management's plans in regard to that matter also are discribed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        GOLDBERG WAGNER JACOBS LLP

West Palm Beach, Florida
March 28, 2001

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS

                                -  I N D E X  -


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors
Saf T Lok Incorporated
Sharon, Pennsylvania

We have audited the consolidated balance sheets of Saf T Lok Incorporated and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saf T Lok Incorporated and subsidiaries as of December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Saf T Lok Incorporated will continue as a going concern. As discussed in Note 2 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Saf T Lok Incorporated to continue as a going concern as of December 31, 2001. Management's plans in regard to that matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   WEINBERG & COMPANY, P.A.
Sharon, Pennsylvania
______________2002

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2001 AND 2000


                                                                                                  2001                2000
                                                            ASSETS
                                                            ------
Current Assets
  Cash in Bank                                                                                $      11,345       $      44,164
  Accounts Receivable (Net of $21,148 and $8,000 allowance for uncollectible
                accounts in 2001 and 2000, respectively)                                      $       1,772       $      65,612
  Note Receivable                                                                             $      27,307       $      23,490
  Inventories                                                                                 $           -       $      78,000
  Prepaid expenses                                                                            $      61,713       $      55,349
                                                                                              ---------------------------------
     Total current assets                                                                     $     102,137       $     266,615

Property and Equipment, Less Accumulated Depreciation                                         $      56,733       $      91,739

Other Assets
  Inventories (non-current)                                                                   $           -       $     150,000
  Note receivable, less current portion                                                       $      80,087       $     103,646
  Other assets                                                                                $       8,425       $      28,613
                                                                                              ---------------------------------
     Total other assets                                                                       $      88,511       $     282,259

          Total assets                                                                        $     247,381       $     640,613
                                                                                              =================================

                                       Liabilities and Shareholders' (Deficiency) Equity
                                       -------------------------------------------------
Current Liabilities
  Accounts Payable                                                                            $     498,612       $     427,532
  Accrued expenses                                                                            $     311,858       $     106,704
                                                                                              ---------------------------------
     Total current liabilities                                                                $     810,470       $     534,236

Note Payable                                                                                  $     377,000       $           -

Convertible Debentures                                                                        $     175,000       $     175,000

          Total Liabilities                                                                   $   1,362,470       $     709,236

Shareholders' (deficiency) Equity
  Common Stock, $0.01 par value, 3,000,000 shares authorized, 1,651,721 and 1,646,689
                shares issued and outstanding in 2001 and 2000 respectively                   $     165,167       $     164,655
  Paid-in-capital                                                                             $  29,572,570       $  29,582,326
  Accumulated deficit                                                                         $ (30,852,826)      $ (29,815,604)
                                                                                              ---------------------------------
     Total shareholders' deficiency                                                           $  (1,115,089)      $     (68,623)

          Total Liabilities and Shareholders' Equity                                          $     247,381       $     640,613
                                                                                              =================================

          See accompanying notes to consolidated financial statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     Common Stock         Paid -in        Equity
                                                  Shares      Amount      Capital       Reductions         Deficit         Total
                                               -------------------------------------------------------------------------------------
Balance,  January 1, 2000                       1,398,436   $ 139,837   $ 26,473,887   $  (132,741)  $   (23,252,110)  $  3,228,873

Issuance of common stock on conversion of
  debentures                                      172,801      17,281      2,040,320                                      2,057,601

Issuance of common stock to former
  officers/employees upon exercise of options      29,958       2,996        400,205                                        403,201

Issuance of common stock to consultants upon
  the exercise of stock options                     3,000         300         74,700                                         75,000

Common stock issued for fees in connection
  with convertible debentures                      17,625       1,763        230,934                                        232,697

Amortization of deferred compensation                                                      132,741                          132,741

Compensation in connection with repricing of
  options to consultants in 1999                                             (60,300)                                       (60,300)

Compensation in connection with repricing of
  options to consultants in 2000                                            (137,000)                                      (137,000)

Issuance of common stock to an employee upon
  exercise of stock options                         1,000         100         10,800                                         10,900

Issuance of common stock to an employee upon
  exercise of cashless options                      3,790         379        134,621                                        135,000

Issuance of common stock as a payment for an
  amount due to a vendor                           20,000       2,000        181,009                                        183,009

Stock options granted to consultant                                           14,400                                         14,400

Additional capital resulting from beneficial
  conversion feature of debentures                                           218,750                                        218,750

Net Loss                                                                                                  (6,563,494)    (6,563,494)
                                               -------------------------------------------------------------------------------------

Balance,  December 31, 2000                     1,646,609     164,655     29,582,326             -       (29,815,604)       (68,623)

Compensation in connection with repricing of
  options to consultants in 1999                                             (12,874)                                       (12,874)

Issuance of common stock as a payment for
  legal services                                    5,112         512          3,118                                          3,630

Net Loss                                                                                                  (1,037,222)    (1,037,222)
                                               -------------------------------------------------------------------------------------

Balance,  December 31, 2001                     1,651,721   $ 165,167   $ 29,572,570   $         -   $   (30,852,826)  $ (1,115,089)
---------------------------                    ==========   =========   ============   ===========   ===============   ============


         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002


                                                   2001          2000
                                               ------------   ------------

Net Sales                                      $     31,076   $    109,158
Cost of Sales                                  $     10,741   $     65,579
                                               ------------   ------------

Gross Profit                                   $     20,335   $     43,579

Selling, General and Administrative            $   (784,824)  $ (2,021,285)

Stock and options issued for
services and conpensation (note A)             $     12,870   $   (477,041)

Inventory valuation loss                       $   (218,008)  $ (2,057,659)

Asset Impairment Loss                          $    (10,830)  $ (1,114,029)

Depreciation and Amortization                  $    (23,761)  $   (308,889)

Other income and (expense)
Interest Income                                $      9,303   $     29,154
Interest Expense                               $    (43,874)  $   (438,574)
Interest - beneficial conversion feature                      $   (218,750)
Other income and (expense)                     $      1,567   $          -
                                               ------------   -------------
Total other income and (expense)               $    (33,005)  $   (628,170)

Net Loss                                       $ (1,037,222)  $ (6,563,494)

Loss per common share                                  (.63)  $      (4.17)

Weighted average number of
common shares outstanding                         1,648,739      1,572,745

          See accompanying notes to consolidated financial statements

                                SAF T LOK, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

---------------------------------------------------------------------------------------------------------------------

                                                                                               YEAR ENDED
                                                                                   ----------------------------------
                                                                                        2001                2000
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                      $ (1,037,222)        $ (6,563,494)
     Adjustments to reconcile net (loss) to net cash used
           in operating activities:
                  Depreciation                                                           23,761              308,889
                  Provision for Uncollectible Accounts                                   13,148                8,000
                  Non cash compensation                                                       -              524,941
                  Non cash consulting fees                                               (5,170)            (182,900)
                  Issuance of stock for interest paid upon conversion
                        of debentures                                                         -               32,598
                  Issuance of stock for services                                              -              135,000
                  Interest expense for beneficial conversion of debentures                    -              218,750
                  Issuance of stock for fees related to debentures                            -              232,696
                  Issuance of stock for settlement of accounts payable                    3,630               50,609
                  Inventory valuation adjustment                                        217,986            2,057,659
                  Adjustment of obsolete inventory                                            -               28,651
                  Impairment loss on tools & dies                                             -              859,317
                  Impairment loss on patents                                                  -              254,713
                  Other                                                                     416                    -
                  Changes in assets liabilities:
                        Decrease in accounts receivable                                  50,692               16,772
                        Decrease (Increase) in inventory                                 10,014                7,859
                        Decrease (increase) in prepaid expenses                          (6,364)              (5,754)
                        Increase (decrease) in accounts payable                          71,079               80,253
                        Increase (decrease) in accrued liabilities                      205,156              (11,202)
                        Decrease in other assets                                          3,655               (7,111)
                                                                                   ----------------------------------

                               Net cash used in operating activities                   (449,220)          (1,953,754)
                                                                                   ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on note receivable                                                19,738               21,149
     Payment for purchase of equipment                                                        -              (28,220)
     Loss on Leasehold Improvements                                                      10,830                    -
     Stock issued for payment of equipment                                                    -                    -
                                                                                   ----------------------------------

                               Net cash provided by investing activities                 30,568               (7,071)
                                                                                   ----------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES
     Proceeds from notes payable                                                        377,000                    -
     Issuance of debentures                                                                   -              875,000
     Issuance of stock for fees related to debentures                                         -                    -
     Issuance of stock upon exercise of options                                          (7,700)              96,900
     Decrease (increase) in deferred interest                                            16,533               37,508
                                                                                   ----------------------------------

                               Net cash provided by financing activities                385,833            1,009,408
                                                                                   ----------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (32,819)            (951,417)

CASH AND CASH EQUIVALENTS, beginning of period                                           44,164              995,581
                                                                                   ----------------------------------

CASH AND CASH EQUIVALENTS, end of period                                           $     11,345         $     44,164
                                                                                   ==================================

SUPPLEMENTAL DISCLOSURE,
     Cash payments for interest                                                    $     14,522         $    175,417
                                                                                   ==================================

          See accompanying notes to consolidated financial statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

         F)  PROPERTY AND EQUIPMENT

             Property and equipment are recorded at cost. Expenditures for renewals and betterments that materially extend the useful lives of the assets or increase their productivity are capitalized. Expenditures for maintenance and repairs are charged to cost or expensed as incurred. Depreciation has been computed using the operations. The estimated useful lives are as follows:

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         F)  PROPERTY AND EQUIPMENT (CONTINUED)

             ("SFAS 121") the Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. For the year ended December 31, 2001, an impairment loss of $13,189 less accumulated depreciation of $2,359, has been recognized in the accompanying financial statements relating to leasehold improvements.

         G)  INVENTORIES

             Inventories, which are primarily composed of raw materials, finished goods and supplies, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory costs for finished goods include material, labor, and production overhead. As of December 31, 2001, inventories are stated at net realizable value, which resulted in a charge to operations of $218,008 in the accompanying financial statement. As of December 31, 2000, inventories are stated at net realizable value, which resulted in a charge to operations of $2,057,659 in the accompanying financial statements.

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

         M)  RECENT ACCOUNTING PRONOUNCEMENTS

             The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

             Statement No. 142, "Goodwill and Other Intangible Assets" supersedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

             SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

             Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

             The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.


NOTE 2 - GOING CONCERN

         The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States, which assume the continuity of the Company as a going concern. As reflected in the accompanying financial statements, the Company has incurred net losses of $1,037,222 in 2001 and $6,563,494 in 2000 and has substantially funded its working capital needs by the sale of common stock, warrants and convertible debentures.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 2 - GOING CONCERN (CONTINUED)

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

         The Company's continued ability to operate as a going concern is dependent on its ability to raise additional capital and achieve a successful level of sales. In February 2001, the Board of Directors and officers resigned. A new management team assumed the leadership of the Company and they are currently assessing what plans and actions should be taken in regard to the future operations of the Company. It is too early to determine if the new management will be successful in developing and implementing plans to resolve the needs for additional working capital and in turning around the Company's operations so that they become profitable. The aforementioned circumstances raise substantial doubt as to the Company's ability to continue as a going concern as of December 31, 2001.

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

         Pursuant to a settlement agreement dated September 27, 1995, Pride Integrated Services, Inc. agreed to pay the Company $310,000, which included interest over a ten year period with the payments beginning in October 1995. The settlement resulted from a suit filed by the Company against Pride Integrated Services, Inc. in October 1993, alleging copyright infringement and misappropriation of trade secrets. The note receivable was discounted as required by Accounting Principles Board Opinion No. 21 using an 8% imputed interest rate. The balance of the note receivable, net of discount, is $107,394and $127,136 as of December 31, 2001 and 2000, respectively.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 4 - INVENTORIES

         Inventories are comprised of the following as of December 31, 2001 and 2000:

                                                                             2001           2000
                                                                         -----------     ----------
             Finished goods                                                    -0-       $  342,967
             Raw materials                                                     -0-        1,956,783
             Supplies                                                          -0-           22,419
                                                                        ----------       ----------

                      TOTAL                                                    -0-       $2,322,169
            Current portion                                                    -0-           97,169
                                                                        ----------      -----------

            Non-current portion                                                -0-       $2,225,000
                                                                        ==========      ===========

         A history of losses, poor sales and the lack of a marketing program have contributed to the decision to write down the inventories to reflect their approximate market value, on a liquidation basis, as of December 31, 2000. Cash flows, based on historical information and current conditions, do not provide sufficient basis for carrying the inventories at historical cost. As a result of revaluing the inventories, a loss of $218,008 is being recognized in the accompanying financial statements for the year ended December 31, 2001 and $2,057,659 for December 31, 2000.


NOTE 5 - PREPAID EXPENSES

         Prepaid expense is comprised of the following as of December 31, 2001 And 2000:

                            2001         2000
                          --------     --------
     Prepaid insurance    $ 61,065     $ 46,333
     Prepaid Expenses          648           -0-
     Prepaid rent               -0-       9,016
     Prepaid legal        ---------    ---------
        TOTAL             $ 61,713     $ 55,349
                          =========    =========

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000


NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following as of December 31, 2001 and 2000:


                                                    2001           2000
                                                -----------     ----------
         Equipment                               $  225,161      $225,577
         Furniture and fixtures                      25,694        25,694
                                                                   13,189
         Leasehold improvements                 ------------    ----------
                   TOTAL                         $  250,855       264,460
         Less accumulated depreciation              194,122       172,721
                                                -----------     ----------
                   TOTAL                         $   56,733      $ 91,739
                                                ===========     ==========

During 2001 leasehold improvements from the vacated West Palm Beach facility were written-off in the amount of $13,189 less accumulated depreciation of $2,359.

         Based on the Company's inability to generate sufficient sales to absorb the inventory of parts used to assemble the Saf T Lok(R) and the Magazine Lock, the Company wrote off the net Book Value of $830,360 relating to its tools and dues during 2000.

NOTE 7 - INCOME TAXES

         The Company has no current or deferred income tax expense (benefit) in either 2001 or 2000 because the Company experienced significant losses in both years and a 100% valuation allowance was provided for the resulting deferred tax assets.

         The following table reconciles the income tax provision (benefit) at the U.S. Statutory rate to that in the financial statements:

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 7 - INCOME TAXES (CONTINUED)


         As of December 31, 2001, the Company had net operating loss carry forwards for federal income tax purposes of approximately $19,033,724 that are available to offset future federal taxable income, if any, through 2021. These carry forwards are on a consolidated return basis for the members of the consolidated group and, accordingly the loss carry forwards may have certain separate income tax return limitations.

         The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax asset as of December 31, 2001 and 2000 are as follows:

                                       2001          2000
                                    -----------  -----------
         Tax effect of NOL
           carry forwards           $ 7,042,478  $ 6,679,000
         Less valuation allowance    (7,042,478)  (6,679,000)
                                    -----------  -----------
         Net deferred tax asset     $         -  $         -
                                    ===========  ===========

         As of December 31, 2001, sufficient uncertainty exists regarding the realization of the full amount of these operating loss carry forwards, and accordingly, a valuation allowance of $7,042,478 has been established. The valuation allowance for deferred tax assets as of December 31, 2000 was $6,679,000.

         In accordance with certain provisions of Internal Revenue Code Section 382, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carry forwards. Due to the fact that such change in ownership has occurred, the Company is subject to this limitation and the utilization of its tax benefit carry forwards will be restricted in the future. In the event of subsequent changes in the ownership of the Company, the tax benefits may be further restricted.

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         A)  OPERATING LEASES

             The Company closed its West Palm Beach Facility and moved the operations to Fort Lauderdale, Florida and the corporate headquarters to Sharon, Pennsylvania. The Company was obligated under the lease expiring July 31, 2003 at an annual rent of approximately $95,000. Management has negotiated a settlement and termination of the lease, as of June 30, 2001, without significant additional expense to the Company. In December 2001 the Company closed its Fort Lauderdale facility and relocated the operations to Sharon, Pennsylvania. The Company was obligated under the lease expiring April 1, 2003 at an annual rent of approximately $22,896. The Company is negotiating a termination of this lease agreement, the terms of which will not be substantial. The Company entered into a lease with Mr. James & Winner, Jr. for approximately 5,000 square feet of space in Sharon, Pa. The Company is obligated under the lease expiring April 1, 2003 at an annual rate of $16,250.00.

             The future minimum lease payments required under this operating lease are as follows:

                   Year          Amount
                ----------     -----------
                   2002        $    39,146
                   2003              9,787
                               -----------
                   TOTAL       $    48,933
                               ===========

             The total rent expense charged to operations was $104,641 and $98,129 for the years ending December 31, 2000 and 1999 respectively.

         B)  CONSULTING AGREEMENTS

             On February 16, 1999, pursuant to an agreement ratified by the Board of Directors on

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

         B)  CONSULTING AGREEMENTS (CONTINUED)

             January 20, 1999, the Company issued 25,000 shares of its common stock to two marketing consultants to begin the creation of a business plan and to commence a search to secure financing. An additional 25,000 shares was to be issued to the marketing consultants upon receipt by the Company of a bonafide $2,000,000 equity financing agreement. The financing agreement was never received and the additional shares were never issued.

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

             The exercise price of all ISO's granted under the plan must be at least equal

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 10 - SHAREHOLDERS' EQUITY

          A)   THE 1993 STOCK PLAN (CONTINUED)

               to the fair market value of the shares of the common stock on the date of the grant. The exercise price for any participant in the qualified plan possessing more than 10% of the voting power of the Company's outstanding common stock must equal at least 110% of the fair market value on the grant date. As of December 31, 2001 and 2000 no shares have been issued under the qualified plan.

               During 2001 and 2000 the Company did not grant any ISO's.

          B)   OTHER INDIVIDUAL NON-QUALIFIED STOCK PLANS

               The Company also grants non-qualified options to its employees, consultants, officers and directors through the use of individually tailored stock option agreements.

               In 2000, the Company granted 19,472 options to a consultant at a market price of $1.50 for 9,600 options and $.01 for 9,872 options. In 2001, the Company did not grant any options.

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

          C)   SUMMARY OF STOCK PLANS (CONTINUED)

               The fair value of each option is estimated on the date of grant, and at subsequent dates for repriced options, using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively:

                                    [TABLE]

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

                                    [TABLE]

               The following table summarizes information about the stock options outstanding as of December 31, 2000:

                                    [TABLE]

                   SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

      D)  STOCK ISSUANCES

                   SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

      D)  STOCK ISSUANCES (CONTINUED)

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

          In December 1997, the Chairman of the Board was granted 1,000,000 stock options at an exercise price of $2.00 that was $.5310 per share lower than the fair market value of the stock at the date of grant. The options vest over a four year period beginning in 1997, provided the Chairman continuously serves as a member of the Board of Directors and that the patented inventions continue to be assigned to the Company. In 2000, compensation expense of $132,741 was recorded for the vested portion of the below market value difference in accordance with APB Opinion No. 25.

      F)  WARRANTS

          In connection with a failed distribution agreement in 1998, the Company entered into an agreement with three unaffiliated companies, granting them stock purchase warrants for an aggregate total of 2,000,000 shares of common stock with an exercise price of $5.00

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

      F)  WARRANTS (CONTINUED)

          per share and a term of five years. The Company repurchased the warrants for $500,000 in 1999.

                                    [TABLE]

          The following table summarizes information about the warrants outstanding as of December 31, 2000:

                                    [TABLE]

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 11 - EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)

                                                     2001          2000
                                                 -----------   -----------
          Numerator:

          Net (Loss)                             $(1,037,222)  $(6,563,494)
                                                 -----------   -----------

          Numerator for basic EPS                 (1,037,222)   (6,563,494)
          Effect of dilutive securities:                   -             -
                                                 -----------   -----------
          Numerator for diluted EPS              $(1,037,222)  $(6,563,494)
                                                 -----------   -----------

          Denominator:

          Denominator for basic EPS
            weighted-average shares                1,648,739     1,572,745
          Effect of dilutive securities:
            Stock Options                                  -             -
            Warrants                                       -             -
            Potentially dilutive common shares             -             -
                                                 -----------   -----------
          Denominator for diluted EPS              1,648,739     1,572,745
                                                 -----------   -----------
          Basic EPS                              $       .63   $     (4.17)
                                                 -----------   -----------
          Diluted EPS                            $       .63   $     (4.17)
                                                 -----------    ----------

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

      On April 4, 2002, the Company was served with a complaint in a civil action filed in the United States District Court of the Southern District of Florida captioned Edward Cohen, on behalf of himself and all others similarly situated against the Company, Franklin W. Brooks, Jeffrey W. Brooks, William Schmidt, James E. Winner, Jr., John F. Hornbostel, Jr. and Goldberg Wagner Stump and Jacobs LLP. This is a class action on behalf of all purchasers of the Common stock of the Company between April 14, 2000 and April 16, 2001 seeking to pursue remedies under the Securities Exchange Act of 1934. The Company denies the allegations and plans to defend itself vigorously. The Company has also submitted this matter to its insurer.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

       On April 23, 2001, the Company received notice from NASDAQ that it was not in compliance with NASDAQ's tangible asset requirement, as set forth in Rule 4310 (c) (2) (B). On April 26, 2001, and May 7, 2001, the Company submitted a proposal to NASDAQ to address this deficiency. On May 14, 2001, NASDAQ advised the Company that it would not grant the Company a temporary exception to the net tangible asset requirement. As a result, the Company's securities were delisted on May 15, 2001. The Company's securities trade on the OTC Bulletin Board.

       On February 6, 2001, a change in control of the Board of Directors of Saf T Lok Incorporated was effected as a result of the appointment of five new Directors. No payments were made in order to effect the change in control and the new Directors have received no compensation, including securities of the Company. However, the new Chairman, James E. Winner, Jr., proposes to grant options to the new management team. As of December 31, 2001 all operations and offices have been relocated to Sharon Pennsylvania.

NOTE 14 - FOURTH QUARTER ADJUSTMENTS

       The Company recorded the inventory valuation loss of $218,008 in the fourth quarter of 2001. The Company recorded the inventory valuation loss of $2,057,659 and the asset impairment loss of $1,114,029 in the fourth quarter of 2000 for an aggregate of $3,171,688 of fourth quarter adjustments.