Form 10KSB/A
period 2001-12-31
SAF T LOK INC
filed 2002-04-23
CIK 902056

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          __________________________


                                  FORM 10-KSB/A

         ANNUAL REPORT UNDER (Amendment No. 1) SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

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

              Title of each Class: COMMON STOCK, $0.10 PAR VALUE
     Name of each exchange on which registered: OVER THE COUNTER BULLETIN BOARD(OTCBB)

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

     The manufacturing of Saf T Lok-Registered-Trademark gun lock components is subcontracted to various specialists. The gunlocks had been assembled, tested for quality assurance and packaged for distribution at the Company's West Palm Beach, Florida location and later at another Florida facility. In December 2001, the operations were moved to Sharon, Pennsylvania. The Company has utilized casual labor to assemble products as orders are received.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     In the summer, 2001, the Company closed its West Palm Beach Facility and moved the operations to Fort Lauderdale, Florida and the corporate headquarters to Sharon, Pennsylvania. The Company was obligated under the lease expiring July 31, 2003 at an annual rent of approximately $95,000. Management has negotiated a settlement and termination of the lease, as of June 30, 2001, without significant additional expense to the Company. In December 2001 the Company closed its Fort Lauderdale facility and relocated the operations to Sharon, Pennsylvania. The Company was obligated under the lease expiring April 1, 2003 at an annual rent of approximately $22,896. The Company is negotiating a termination of this lease agreement, the terms of which will not be substantial. The Company entered into a lease with James E. Winner, Jr. for approximately 5,000 square feet of space in Sharon, Pa. The Company is obligated under the lease expiring April 1, 2003 at an annual Rate of $16,250.

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

     On April 4, 2002, the Company was served with a Complaint in a civil action filed in the United States District Court for The Southern District of Florida captioned Edward Cohen, on behalf of himself and all others similarly situated against the Company, Franklin W. Brooks, Jeffery W. Brooks, William Schmidt, James E. Winner, Jr., John F. Hornbostel, Jr. and Goldberg Wagner Stump and Jacobs LLP. This is a class action on behalf of all purchasers of the Common Stock of the Company between April 14, 2000 and April 16, 2001, seeking to pursue remedies under the Securities Exchange Act of 1934. No specific damages were quantified in the Complaint. The Company denies the allegations and plans to defend itself vigorously. The Company has also submitted this matter to its insurer.

     On April 17, 2002, the Company was served with a Complaint in a civil action filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida capitioned Commpoint, Inc. against the Company alleging damages in the amount of $28,620 for rent and other charges due Plaintiff under Lease with Company for premises in Fort Lauderdale, Florida Company had leased.

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

     On April 26, 2001, the Company completed a one-for-ten reverse stock split of its common stock. Statement of Financial Accounting Standards No. 128 "Earnings Per Share" requires that when a reverse stock split occurs after the close of the period but before the issuance of the financial statements, the per-share computations for those and any prior-period financial statements presented shall be based on the new number of shares. The outstanding common shares as of December 31, 2000 of 16,465,346 were restated to 1,646,535. The weighted-average number of common shares outstanding for the twelve months ended December 31, 2000 of 15,727,449 were restated to 1,572,745. The loss per common share has been restated based on the new weighted-average number of common shares outstanding. The number of authorized shares was also restated to 3,000,000.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS LISTING AND TRADING PRICES

     The Company's Common Stock is quoted on the OVER THE COUNTER BULLETIN BOARD (otcbb)under the symbol "LOCK". On April 8, 2002, the closing trade price for the Company's Common Stock was $0.36. As of March 31, 2002, there were approximately 517 stockholders of record. The Company believes that there are approximately 7000 beneficial owners of its Common Stock.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company continues to search for strategic and financial partners. A history of losses, poor sales, and the lack of a marketing program have forced the Company to aggressively look for ways to reduce costs. A new management team assumed the leadership of the Company in 2001. The new management team continues to access what plans and actions should be taken in regard to future operations of the Company, including appropriate Bankruptcy procedures if necessary.

REVENUES AND EXPENSES

The Company's net revenues in 2001 were $31,076 compared to $109,158 in 2000. In 2001 the Company was unable to reverse the downward trend of sales from the prior two years that derived the majority of sales from law enforcement agencies. The Company has attempted to reverse this trend by way of continued prospecting with law enforcement agencies and existing customers as well as through use of the Company's Internet site. The Company has lacked working capital necessary to promote the product line.

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

SALARIES AND WAGES. The cash compensation expense to Company employees in 2001 was $83,519 as compared to $450,712 in 2000. The Company took action in 2001 to reduce costs as necessary as revenues were not adequate to support the expense. If sales volume increases to levels which will make the company self sustaining employees will be added. The remaining compensation in 2000 consisted mainly of non-cash stock options issued to two former employees, $135,000 to Ralph Nichols as part of his employment agreement and $392,000 to John Gardner as settlement for a wrongful termination suit brought against the Company and $132,741 of amortization of deferred compensation.

PROFESSIONAL AND ADMINISTRATIVE SUPPORT. The Company incurred expenses for support supplied by Winner Administration and Winner International in the amount of $70,836 during 2001. The expenses are for actual hours worked by employees and billed to the Company.

CONTRACT LABOR. The Company paid an independent Contractor to move the physical operations from its West Palm Beach, Florida facility to a less expensive facility in Fort Lauderdale, Florida. Additionally contract labor was utilized to fulfill customer orders in the Fort Lauderdale location.

ADVERTISING AND SALES PROMOTION. Advertising and sales promotion expenses decreased in 2001 by $93,668 or 81% from 2000, reflecting the Company's decreasing sales activity and limited financial resources.

LEGAL, ACCOUNTING, AND PROFESSIONAL FEES. The Company spent substantially less in 2001 than in 2000. In 2001 the major costs in this category were $176,582 for accounting, $73,254 for general legal, and $21,874 for SEC legal costs. The Company does expect professional fees to be higher in 2002 with new litigations as noted in the footnotes.

BAD DEBT EXPENSE. The Company wrote off $22,391 in uncollectable accounts in 2001 and in 2000 provided $8,000 in allowance for uncollectable accounts receivable.

PRODUCT DEVELOPMENT COSTS. The Company product development costs were lower in both 2001 and 2000 reflecting a reduction in sales activity and financial resources.

INVENTORY, TOOLS AND DIES, AND PATENT REVALUATION. As stated under Inventory Liability, whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. Despite efforts to find strategic alliance partners, the Company has been unable to consummate a deal. Consequently and consistent with standard accounting practice, the inventory was revalued at net realizable value of 0 which resulted in a charge to operations of $218,008 in 2001 and $2,057,659 in 2000.

Concurrent with the reduction in inventory to its net realizable value of 0, the tooling and patents related to that inventory are subject to that same treatment. Therefore, impairment losses of $859,317 were recognized for the unamortized portion of tools and dies and $254,713 for unamortized portion of the patent costs in 2000.

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

CONTEMPLATED STRATEGIC PARTNERSHIPS

     The Company has been unsuccessful to date in its search for strategic alliances. The Company continues to seek a strategic partner to provide either an immediate revenue stream or marketing expertise to help increase sales revenues to a self sustaining, profitable level, or both. On May 4, 2001, the Company announced that it had signed a letter of intent to purchase all of the outstanding membership interests of Winner International LLC, a privately held security and safety product company headquartered in Sharon, Pennsylvania. On October 11, 2001 the Company and Winner International LLC entered into a letter agreement terminating and rescinding the letter of intent.

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



ITEM 8.   CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     Effective February 15, 2002, SAF T LOK INCORPORATED, replaced Goldberg, Wagner & Jacobs LLP, as its independent accountants, and engaged Weinberg & Company, P.A. as its new independent accountants. Goldberg Wagner & Jacobs LLP's audit reports on the Company's financial statements for each of the years ended December 31, 2000 and December 31, 1999, did not contain an adverse opinion or disclaimer or opinion, and no such report was qualified or modified as to audit scope or accounting principles, however their opinion on the financial statements for each of the years ended December 31, 2000 and December 31, 1999, contained an uncertainty that stated, "the accompanying financial statements have been prepared assuming that Saf T Lok Incorporated will continue as a going concern. As discussed in Note 2 to the financial statements, under existing circumstance there is substantial doubt about the ability of Saf T Lok Incorporated to continue as a going concern as of December 31, 2000 (as of December 31, 1999). Management's plans in regard to that matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the Company's relationship with Goldberg, Wagner & Jacobs LLP there were no disagreements between the Company and Goldberg, Wagner & Jacobs LLP. This engagement began May 30, 1997 and included the subsequent interim period through February 15, 2002. During years prior to December 31, 2000, the independent accounting firm was listed under different names but all predecessor firms had the same controlling shareholder/partner.

     During the Company's two most recent fiscal years ended December 31, 2000 and December 31, 1999 and the subsequent interim period through February 15, 2002, there were no reportable events.

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

                                                                      Long Term
                                                                   Compensation Awards
                                     Annual Compensation              Securities
        Name         Year       Salary   Bonus    Other annual        Underlying
                                  ($)     ($)   compensation (1)        Options
Franklin W. Brooks   2001       $   -0-  $ -0-        $-0-
                     2000  (4)  $69,231  $ -0-        $-0-
(1)                  1999  (3)  $55,127  $ -0-        $-0-              100,000 (2)

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

(2) Mr. F. W. Brooks was issued a stock option for 100,000 shares of common stock in December 1997. On November 2, 1999 the board of directors approved a reduction in the exercise price of that stock option, from $2.00 per share to $1.19 per share, the market closing price of the stock on that day.

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

       Name           Shares        ($)       Number of Shares             Values of Unexercised
                      Acquired      Value     Underlying Unexercised       in the Money Options
Franklin F. Brooks    on exercise   realized  options at year end          at year ended (2)
                                              Exercisable   Unexercisable  Exercisable   Unexercisable
Unexercisable         (1)           (1)       100,000           -0-             $-0-          $-0-

(1) Franklin Brooks did not exercise any stock options during the fiscal year ended December 31, 2001.

(2) Value based on the difference between the closing price of the Company's Common Stock on Over The Counter Bulletin Board of $0.21 per share on December 28, 2001, and the exercise price of the options. By action of the Board of Directors on November 2, 1999, the exercise price has been lowered from $2.00 per share to $1.19 per share.

Report on repricing of Options

   Two options for a total of 10,000 shares had been previously granted to two consultants. In February 2000, in order to provide adequate incentive, the exercise price of both options was repriced from $2.50 per share to $1.25 per share, the market price of the time of repricing.

Director Compensation

   The Company granted stock options in the amount of 25,000 shares of Common Stock, exercisable at $2.00 per share, on October 23, 1997, to each of Mr. Dennis W. DeConcini and Mr. James W. Stanton in connection with their appointment as directors of the Company. The options vested over a three-year period. Prior to their resignations, James Stanton exercised a portion of his option for 40,000 shares and Dennis DeConcini exercised none of his options. They relinquished the balance of their unexercised options in February 2001.

   The Company's 1993 Stock Option Plan (the "Plan") provides for the grant of an option for 500 shares of Common Stock to each Director who is not otherwise employed (i) upon the adoption of the Plan, (ii) upon that Director's election to the Board of Directors, and (iii) upon election to the Board of Directors after all previously granted options have vested. These options are to be granted at fair market value, vest at a rate of 2,500 shares on June 1 and December 1 after the date of the grant, and are exercisable for 10 years from the date of grant.

   Prior to their resignations, former independent directors James Stanton and Dennis DeConcini were each awarded options for a total of 1,500 shares according to these provisions. At the time of their resignations none of these options had been exercised and have since been relinquished.


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

                                       Amount and Nature of
Name and Address of Beneficial Owner   Beneficial Ownership Percent of Class (3)

Franklin W. Brooks (a)                     110,051(1)             6.66%


Hamdam Diamond Corporation (b)             100,000(2)             6.05%


James E. Winner, Jr. (c)                         0                   0%


Karen Winner Hale (c)                            0                   0%


John F. Hornbostel, Jr. (c)                      0                   0%


Dewey R. Stokes (c)                              0                   0%


Curtis A. Sliwa(c)                               0                   0%


All Directors and Executive Officers as
  a Group (7 people)                       110,051                6.66%




(a)  Address is 7689 SE Rivers Edge Street, Jupiter, Florida  33458.
(b) Address is 5030 Anchor Way, Callows Bay Christiansted, St. Croix 00820-4521. See Footnote (2).
(c)  32 West State Street, Sharon, Pennsylvania 16146

(1) Of these shares, 10,051 are held by Mr. Brooks and his wife as tenants in common. Includes option to purchase 100,000 shares of Common Stock.
(2) As reported by Hamdam Diamond Corporation on Schedule 13-D dated October 27, 1997 and by communication to the Hamdam Diamond Corporation verifying ownership as of July 29, 1999. Subsequent attempts to communicate with Hamdam Diamond Corporation as late as March 5, 2001 to verify ownership status have gone unanswered.
(3)  Based on 1,651,211 of Common Stock outstanding as of March 31, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:

   The Consolidated Financial Statements listed below are located after the signature page and begin on page F-1.

   Description                                                        Page
   -----------                                                        ----

   Independent Auditors Report for year ended December 31, 2000....   F-1
   Independent Auditors Report for year ended December 31, 2001....   F-2
   Consolidated Balance Sheets.....................................   F-3
   Consolidated Statements of Operations...........................   F-4
   Consolidated Statements of Changes in Shareholders' Deficency...   F-5
   Consolidated Statements of Cash Flows...........................   F-6
   Notes to Consolidated Financial Statements......................   F-7 - F-27

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

                                                                 Page

INDEPENDENT AUDITORS' REPORTS AS OF DECEMBER 31, 2000            F-1

INDEPENDENT AUDITORS' REPORTS AS OF DECEMBER 31, 2001            F-2

CONSOLIDATED BALANCE SHEETS AS OF
     DECEMBER 31, 2001 AND 2000                                  F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
     THE YEARS ENDED DECEMBER 31, 2001 AND 2000                  F-4

CONSOLIDATED STATEMENTS OF CHANGES IN
     SHAREHOLDERS' DEFICIENCY AS OF
     DECEMBER 31, 2001 AND 2000                                  F-5
CONSOLIDATED STATEMENT OF CASH FLOWS FOR
     THE YEARS ENDED DECEMBER 31, 2001 AND 2000                  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-7 - F-27

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS

                                -  I N D E X  -


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors
Saf T Lok Incorporated
Sharon, Pennsylvania

We have audited the consolidated balance sheet of Saf T Lok Incorporated and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saf T Lok Incorporated and subsidiaries as of December 31, 2001 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Saf T Lok Incorporated will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has a net loss in the current year of $1,037,222, a shareholders' deficiency of $1,115,089 and a working capital deficiency of $1,260,333. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      WEINBERG & COMPANY, P.A.
Boca Raton, Florida
April 12, 2002

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


                                        GOLDBERG WAGNER JACOBS LLP

West Palm Beach, Florida
March 28, 2001

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2001 AND 2000

                                                                                     2001               2000

                                                        ASSETS
                                                        ------
Current Assets
  Cash                                                                          $     11,345       $     44,164
  Accounts Receivable (Net of $8,000 allowance for uncollectible                $      1,772       $     65,612
                accounts in 2000)
  Note Receivable                                                               $     27,307       $     23,490
  Inventories                                                                   $       --         $     78,000
  Prepaid expenses                                                              $     61,713       $     55,349
                                                                                -------------------------------
     Total current assets                                                       $    102,137       $    266,615

Fixed Assets - net                                                              $     56,733       $     91,739

Other Assets
  Inventories (non-current)                                                     $       --         $    150,000
  Note receivable, less current portion                                         $     80,087       $    103,646
  Other assets                                                                  $      8,424       $     28,613
  Patents (less accumulated amortization of $161,021 in 2000                    $       --         $       --
                                                                                -------------------------------
     Total other assets                                                         $     88,511       $    282,259

          Total assets                                                          $    247,381       $    640,613
                                                                                ===============================

                  Liabilities and Shareholders' Deficiency
                  ----------------------------------------
Current Liabilities
  Accounts Payable                                                              $    498,612       $    427,532
  Accrued expenses                                                              $    311,858       $    106,704
  Note Payable                                                                  $    377,000
  Convertible Debentures                                                        $    175,000
                                                                                -------------------------------
     Total current liabilities                                                  $  1,362,470       $    534,236


Convertible Debentures                                                          $       --         $    175,000
                                                                                -------------------------------

          Total Liabilities                                                     $  1,362,470       $    709,236

Shareholders' Deficiency
  Common Stock, $0.10 par value, 3,000,000 shares authorized, 1,651,721 and
        1,646,609 shares issued and outstanding in
        2001 and 2000 respectively.                                             $    165,167       $    164,655
  Paid-in-capital                                                               $ 29,572,570       $ 29,582,326
  Accumulated deficit                                                           $(30,852,826)      $(29,815,604)
                                                                                -------------------------------
     Total shareholders' (deficiency) equity                                    $ (1,115,089)      $    (68,623)

          Total Liabilities and Shareholders' Deficiency                        $    247,381       $    640,613
                                                                                ===============================

          See accompanying notes to consolidated financial statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                     2001            2000
                                                 ------------    ------------

Net Sales                                        $     31,076    $    109,158
Cost of Sales                                    $     10,741    $     65,579
                                                 ------------    ------------

Gross Profit                                     $     20,335    $     43,579

Selling, General and Administrative              $    784,824    $  2,021,285

Stock and options issued for
services and compensation                        $    (12,870)   $    477,041

Inventory valuation loss                         $    218,008    $  2,057,659

Asset Impairment Loss                            $     10,830    $  1,114,029

Depreciation and Amortization                    $     23,761    $    308,889
                                                 ------------    ------------
Loss from operations                             $ (1,004,217)   $ (5,935,324)

Other income and (expense)
Interest Income                                  $      9,303    $     29,154
Interest Expense                                 $    (43,874)   $   (438,574)
Interest - beneficial conversion feature                         $   (218,750)
Other income and (expense)                       $      1,567    $          -
                                                 ------------    ------------
Total other income and (expense)                 $    (33,005)   $   (628,170)

Net Loss                                         $ (1,037,222)   $ (6,563,494)

Loss per common share basic and diluted          $      (0.63)   $      (4.17)

Weighted average number of
common shares outstanding                           1,648,739       1,572,745

         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                         Common Stock       Paid-in        Deferred    Accumulated
                                                      Shares      Amount    Capital      Compensation    Deficit         Total
                                                     -----------------------------------------------------------------------------
Balance, January 1, 2000                             1,398,436 $  139,837 $  26,473,887  $  (132,741) $ (23,252,110)  $  3,228,873

Issuance of common stock on conversion of
 debentures                                            172,801     17,281     2,040,320                                  2,057,601

Issuance of common stock to former
 officers/employees upon exercise of options            29,958      2,996       400,205                                    403,201

Issuance of common stock to consultants upon the
 exercise of stock options                               3,000        300        74,700                                     75,000

Common stock issued for fees in connection with
 convertible debentures                                 17,625      1,763       230,934                                    232,697

Amortization of deferred compensation                                                        132,741                       132,741

Compensation in connection with repricing of
 options to consultants in 1999                                                 (60,300)                                   (60,300)

Compensation in connection with repricing of
 options to consultants in 2000                                                (137,000)                                  (137,000)

Issuance of common stock to an employee upon
 exercise of stock options                               1,000        100        10,800                                     10,900

Issuance of common stock to an employee upon
 exercise of cashless options                            3,790        379       134,621                                    135,000

Issuance of common stock as a payment for an
 amount due to a vendor                                 20,000      2,000       181,009                                    183,009

Stock options granted to consultant                                              14,400                                     14,400

Additional capital resulting from beneficial
 conversion feature of debentures                                               218,750                                    218,750

Net Loss                                                                                                 (6,563,494)    (6,563,494)
                                                     -----------------------------------------------------------------------------

Balance, December 31, 2000                           1,646,609    164,655    29,582,326            -    (29,815,604)       (68,623)

Compensation in connection with repricing of
 options to consultants in 1999                                                 (12,874)                                   (12,874)

Issuance of common stock as a payment for legal
 services                                                5,112        512         3,118                                      3,630

Net Loss                                                                                                 (1,037,222)    (1,037,222)
                                                     -----------------------------------------------------------------------------

Balance, December 31, 2001                           1,651,721 $  165,167 $  29,572,570  $         -  $ (30,852,826)  $ (1,115,089)
---------------------------                          ========= ========== =============  ===========  =============   ============

         See accompanying notes to consolidated financial statements.

                            SAF T LOK, INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

------------------------------------------------------------------------------------------------------------------------
                                                                                                 YEAR ENDED
                                                                                   -------------------------------------
                                                                                           2001                 2000
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                            $ (1,037,222)        $ (6,563,494)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
            Depreciation                                                                     23,761              308,889
            Provision for Uncollectible Accounts                                             13,148                8,000
            Non cash compensation                                                                 -              524,941
            Non cash consulting fees                                                         (5,170)            (182,900)
            Issuance of stock for interest paid upon conversion
                  of debentures                                                                   -               32,598
            Issuance of stock for services                                                        -              135,000
            Interest expense for beneficial conversion of debentures                              -              218,750
            Issuance of stock for fees related to debentures                                      -              232,696
            Issuance of stock for settlement of accounts payable                              3,630               50,609
            Inventory valuation adjustment                                                  217,986            2,057,659
            Adjustment of obsolete inventory                                                      -               28,651
            Impairment loss on tools & dies                                                       -              859,317
            Impairment loss on patents                                                            -              254,713
            Other                                                                               416                    -
            Changes in assets liabilities:
                  Decrease in accounts receivable                                            50,692               16,772
                  Decrease (Increase) in inventory                                           10,014                7,859
                  Decrease (increase) in prepaid expenses                                    (6,364)              (5,754)
                  Increase (decrease) in accounts payable                                    54,545               80,253
                  Increase (decrease) in accrued liabilities                                205,156              (11,202)
                  Decrease in other assets                                                   20,188               (7,111)
                                                                                       ---------------------------------

                      Net cash used in operating activities                                (449,220)          (1,953,754)
                                                                                       ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments received on note receivable                                                      19,738               21,149
   Payment for purchase of equipment                                                              -              (28,220)
   Loss on Leasehold Improvements                                                            10,830                    -
                                                                                       ---------------------------------

                      Net cash provided (used by) by investing activities                    30,568               (7,071)
                                                                                       ---------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES
   Proceeds from notes payable                                                              377,000                    -
   Issuance of debentures                                                                         -              875,000
   Issuance of stock for fees related to debentures                                               -                    -
   Issuance of stock upon exercise of options                                                (7,700)              96,900
   Decrease (increase) in deferred interest                                                  16,533               37,508
                                                                                       ---------------------------------

                      Net cash provided by financing activities                             385,833            1,009,408
                                                                                       ---------------------------------

NET DECREASE IN CASH                                                                        (32,819)            (951,417)

CASH, beginning of period                                                                    44,164              995,581
                                                                                       ---------------------------------

CASH, end of period                                                                    $     11,345         $     44,164
                                                                                       =================================

SUPPLEMENTAL DISCLOSURE,
   Cash payments for interest                                                          $     14,522         $    175,417
                                                                                       =================================

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. These accounting policies conform to accounting principles generally accepted in the United States and have been applied in the preparation of the financial statements.

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


         E)  PROPERTY AND EQUIPMENT

             Property and equipment are recorded at cost. Expenditures for renewals and betterments that materially extend the useful lives of assets or increase their productivity are capitalized. Expenditures for maintenance and repairs are charged to cost or expensed as incurred. Depreciation has been computed using the straight-line method over the estimated useful lives of the assets. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The estimated useful lives are as follows:


                      Item                     Estimated Useful Life
                      ----                     ---------------------
                      Furniture and fixtures             7 - 10 years
                      Equipment                          5 - 10 years
                      Leasehold improvements             5 - 7  years

             In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         E)  PROPERTY AND EQUIPMENT (CONTINUED)

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

         F)  INVENTORIES

             Inventories, which are primarily composed of raw materials, finished goods and supplies, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. Inventory costs for finished goods include material, labor, and production overhead. As of December 31, 2001, inventories are stated at net realizable value of zero, which resulted in a charge to operations of $218,008 in the accompanying financial statement. As of December 31, 2000, inventories are stated at net realizable value, which resulted in a charge to operations of $2,057,659 in the accompanying financial statements. See Note 4 Inventories.

         G)  INTANGIBLE ASSETS

             The Company capitalized certain legal costs incurred relating to acquiring trademarks and patents of Saf T Lok and the Company's products. These costs are capitalized and amortized over a period of fifteen years. At December 31, 2000, the unamortized portion of patent costs, totaling $254,713, was written off as impaired.

         H)  STOCK OPTIONS

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

         I)  INCOME TAXES

             Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         I)  INCOME TAXES (CONTINUED)

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

         K)  LOSS PER COMMON SHARE

             Loss per common share (EPS) are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic EPS is computed by dividing consolidated net loss by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net loss by the sum of the weighted average of common shares outstanding and the weighted average number of potential common shares outstanding. Stock options were not included in EPS because effect would be anti-dilutive.

         L)  COMMON STOCK LISTING

             The Company received a letter dated November 3, 2000 from Nasdaq stating that the Company's common stock had failed to maintain a minimum bid price of one dollar over the last thirty consecutive days of trading, as required for continued listing on the Nasdaq SmallCap Market, as set forth in Marketplace Rule 4310(c) (4) (the "Rule"). In accordance with the Rule, the Company was given until February 1, 2001 to regain compliance with the Rule. On February 2, 2001 the Company received notice from Nasdaq that it had failed to meet the minimum bid price requirement and that its common stock was subject to delisting from the Nasdaq SmallCap Market. The Company was also notified that it would be required to demonstrate its ability to sustain long-term compliance with all applicable Nasdaq maintenance criteria. The Company requested, and was granted, a hearing on March 9, 2001 before the Nasdaq Listing Qualifications Panel (the "Panel") to review the Staff's determination. On March 28, 2001, the Company received a decision from the Panel that allows the Company's stock to continue to be listed, under a temporary exception, on the Nasdaq Smallcap Market. The Company has until May 4, 2001 to demonstrate compliance with Nasdaq's minimum bid price requirement, as well as all of Nasdaq's continued listing criteria.

             On April 23, 2001, the Company received notice from NASDAQ that it was not in compliance with NASDAQ's tangible asset requirement, as set forth in Rule 4310 (c) (2) (E). On April 26, 2001, and May 7, 2001, the Company submitted a proposal to NASDAQ to address this deficiency. On May 14, 2001, NASDAQ advised the Company that it would not grant the Company a temporary exception to the net tangible asset requirement. As a result, the Company's securities were delisted on May 15, 2001. The Company's securities trade on the OTC Bulletin Board.

             On February 6, 2001, a change in control of the Board of Directors of Saf T Lok Incorporated was affected as a result of the appointment of five new Directors. No payments were made in order to effect the change in control and the new Directors have received no compensation, including securities of the Company. However, the new Chairman, James E. Winner, Jr., proposes to grant options to the new management team. As of December 31, 2001 all operations and offices have been relocated to Sharon Pennsylvania.

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


NOTE 2 - GOING CONCERN

         The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. As reflected in the accompanying financial statements, the Company has incurred net losses of $1,037,222 in 2001 and $6,563,494 in 2000 and has substantially funded its working capital needs by the sale of common stock, warrants and convertible debentures. The Company also has a working capital deficit of $1,260,333 and a shareholders' deficit of $1,115,089 at December 31, 2001.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 2 - GOING CONCERN (CONTINUED)

         The Company's continued ability to operate as a going concern is dependent on its ability to raise additional capital and achieve a successful level of sales. In February 2001, the Board of Directors and officers resigned. A new management team assumed the leadership of the Company and they are currently assessing what plans and actions should be taken in regard to the future operations of the Company including appropriate Bankruptcy procedures if necessary. It is too early to determine if the new management will be successful in developing and implementing plans to resolve the needs for additional working capital and in turning around the Company's operations so that they become profitable. The aforementioned circumstances raise substantial doubt as to the Company's ability to continue as a going concern as of December 31, 2001.

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 4 - INVENTORIES

         Inventories are comprised of the following as of December 31, 2001 and 2000:

                                                                             2001           2000
                                                                         -----------     ----------
             Finished goods                                                    -0-       $  228,000
             Raw materials                                                     -0-
             Supplies                                                          -0-
                                                                        ----------       ----------

                      TOTAL                                                    -0-       $  228,000
            Current portion                                                    -0-           78,000
                                                                        ----------      -----------

            Non-current portion                                                -0-       $  150,000
                                                                        ==========      ===========

         A history of losses, poor sales and the lack of a marketing program have contributed to the decision to write down the inventories to reflect their approximate market value, on a liquidation basis, as of December 31, 2000. Cash flows, based on historical information and current conditions, do not provide sufficient basis for carrying the inventories at historical cost. As a result of revaluing the inventories to zero, a loss of $218,008 is being recognized in the accompanying financial statements for the year ended December 31, 2001 and $2,057,659 for December 31, 2000.


NOTE 5 - PREPAID EXPENSES

         Prepaid expense is comprised of the following as of December 31, 2001 And 2000:


                            2001         2000
                          --------     --------
     Prepaid insurance    $ 61,065     $ 46,333
     Prepaid Expenses          648           -0-
     Prepaid rent               -0-       9,016
                          ---------    ---------
        TOTAL             $ 61,713     $ 55,349
                          =========    =========

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000


NOTE 6 - FIXED ASSETS

         Property and equipment is comprised of the following as of December 31, 2001 and 2000:


                                                    2001           2000
                                                -----------     ----------
         Equipment                               $  225,161      $225,577
         Furniture and fixtures                      25,694        13,189
         Leasehold improvements                      25,694        13,189
                                                 ----------      --------
                   TOTAL                         $  250,855       264,460
         Less accumulated depreciation              194,122       172,721
                                                -----------     ----------
         Fixed Assets, net                       $   56,733      $ 91,739
                                                ===========     ==========


During 2001 leasehold improvements from the vacated West Palm Beach facility were written-off in the amount of $13,189 less accumulated depreciation of $2,359.

         Based on the Company's inability to generate sufficient sales to absorb the inventory of parts used to assemble the Saf T Lok(R) and the Magazine Lock, the Company wrote off the net book value of $830,360 relating to its tools and dies during 2000.

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 7 - INCOME TAXES (CONTINUED)


         As of December 31, 2001, the Company had net operating loss carry forwards for federal income tax purposes of approximately $19,000,000 that are available to offset future federal taxable income, if any, through 2021. These carry forwards are on a consolidated return basis for the members of the consolidated group and, accordingly the loss carry forwards may have certain separate income tax return limitations.

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

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 8 - DEBENTURES PAYABLE

         On October 15, 1999, the Company authorized AWC to complete the sale of the remaining $600,000 of Debentures under the AA. As of December 31, 1999, AWC sold $375,000 of Debentures under the same terms and conditions except that the floor was raised to $.70 and the Company had the option of redeeming the Debentures at maturity and paying interest in cash or with shares of its common stock. As of December 31, 1999, none of the $375,000 of debenture holders had elected to convert the Debentures. The $375,000 of debentures were converted into shares of the Company's stock in 2000.

         On December 30, 1999, the Company engaged J.P. Carey Securities, ("JPC") Inc. as placement agent to sell an aggregate principal amount of not more than $1,500,000 of 6% subordinated convertible debentures ("Debentures"), which mature on or before December 30, 2001. If, at the Company's election, redemption or prepayment occurs within the first 90 days from the date of issuance the debenture holder is entitled to a ten percent premium. If redemption or prepayment occurs within the second 90 days the debenture holder is entitled to a twenty percent premium. If redemption or prepayment occurs any time after 180 days the debenture holder is entitled to a thirty percent premium. The Debenture is convertible at a twenty five percent discount to the closing bid price five trading days immediately preceding the date of conversion, with a floor of $.70 and a ceiling of $2.00. As of December 31, 1999, JPC had placed $950,000 of Debentures and together with Pegasus Capital, Inc. received a placement fee of $85,000. In connection with the placement, the Company paid JPC's counsel $10,000 and the escrow agent a fee of $1,250. In addition, JPC and related parties are to receive 9,500 shares of the Company's common stock as a commission. Under the terms of the agreement with JPC, the Company must reserve sufficient shares out of its authorized and unissued common stock for no less than 100% of the number of shares which would be issuable upon conversion of all the Debentures. The $950,000 of debentures were converted into shares of the Company's stock in 2000.

         On May 26, 2000, the Company engaged J.P. Carey Securities, ("JPC") Inc. as placement agent to sell an aggregate principal amount of $875,000 of 6% subordinated convertible debentures ("Debentures"), which mature on or before May 26, 2002. If, at the Company's election, redemption or prepayment occurs within the first 90 days from the date of issuance the debenture holder is entitled to a ten percent premium. If redemption or prepayment occurs within the second 90 days the debenture holder is entitled to a twenty percent premium. If redemption or prepayment occurs any time after 180 days the debenture holder is entitled to a thirty percent premium. The Debenture is convertible at a twenty percent discount to the closing bid price five trading days immediately preceding the date of conversion, with a floor of $1.00 and a ceiling of $2.00. In August 2000, $700,000 of these debentures were converted into shares of the Company's stock. The remaining $175,000 of debentures outstanding is due to mature on or before May 26, 2002.

         Upon conversion, the outstanding principal amount of the debentures will be converted into common stock at a 20% discount off of market price, subject to a minimum conversion price of $1.00 per share and a maximum conversion price of $2.00 per share. Because the debentures mature in 2002 the balance of 2001 has been classified as a current liability.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 8 - DEBENTURES PAYABLE (CONTINUED)

         As of December 31, 2000, JPC had placed $875,000 of Debentures and together with Pegasus Capital, Inc. received a placement fee of $82,500. In connection with the placement, the Company paid JPC's counsel $5,000 and the escrow agent a fee of $1,250. In addition, JPC and related parties received 43,750 shares of the Company's common stock as a commission. Under the terms of the agreement with JPC, the Company must reserve sufficient shares out of its authorized and unissued common stock for no less than 100% of the number of shares which would be issuable upon conversion of all the Debentures.

         During the year ended December 31, 2000, the Company issued $875,000, of convertible debentures with a beneficial conversion feature of twenty percent. In accordance with the Financial Accounting Standards Board's Emerging Issues Task Force No. 98-5, the imbedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to paid-in capital. In addition, the recorded discount equal to the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the earliest date the debenture holder can convert the debenture. Accordingly, the Company has recorded paid-in capital and interest expense of $218,750 related to the beneficial conversion feature of all debentures issued in 2000.

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
                               ===========

             The total rent expense charged to operations was $63,637 and $104,641 for the years ending December 31, 2001 and 2000 respectively.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 10 - SHAREHOLDERS' EQUITY

          A)  THE 1993 STOCK PLAN

              In March 1993, the Company established a stock option plan to enhance the ability of the Company to attract and retain qualified employees, consultants, officers and directors by creating incentives and rewards for their contributions to the success of the Company. An aggregate of 50,000 shares of common stock may be issued in the plan.

              The plan provides opportunities to purchase stock in the Company pursuant to options granted which qualify as incentive stock options (ISO's) under Section 422 (b) of the Internal Revenue Code of 1986 and also for those which do not qualify as ISO's (non-qualified) options.

              The plan provides for an automatic grant of non-qualified options for 50 shares vesting semiannually, for one year, to each non-employee director provided that the director is still serving as a director on the vesting date. Two directors were granted 1,000 options at an exercise price of $12.50 in 2000. No options were granted in 2001.

              The exercise price of all ISO's granted under the plan must be at least equal to the market value of the shares of the common stock on the date of the grant. The exercise price for any participant in the qualified plan possessing more than 10% of the voting power of the Company's outstanding common stock must equal at least 110% of the fair market value on the grant date. As of December 31, 2001 and 2000 no shares have been issued under the qualified plan.

          B)  OTHER INDIVIDUAL NON-QUALIFIED STOCK PLANS

              The Company also grants non-qualified options to its employees, consultants, officers and directors through the use of individually tailored stock option agreements.

              In 2001, the Company did not grant any of these options. In 2000, the Company granted 1,947 options to a consultant at a market price of $15.00 for 960 options and $.10 for 987 options.

          C)  SUMMARY OF STOCK PLANS

              The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Compensation costs to

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



           employees of $132,741 has been recognized related to stock options when the exercise price was below the fair market value of the stock at ht edate4 of grant, for the year ended 2000. If the Company had elected to account for its stock options granted to non-employees under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation"., the Company's net loss and loss per common share would have been the pro forma amounts indicated below:

                                                 2000
                                            -------------
           Net (Loss):
               As reported                  $  (6,563,494)
               Pro forma                    $  (6,081,424)

           Basic EPS:
               As reported                  $       (0.42)
               Pro forma                    $        0.39

           Diluted EPS
               As reported                  $       (0.42)
               Pro forma                    $        0.39


           There were no options granted during 2001 and therefore the net loss as reported and the pro forma net loss under SFAS No. 23 are the same.

           The fair value of each option is estimated on the date of grant, and at subsequent dates for repriced options, using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001 and 2000 respectively:


                                                 2001                 2000
                                            -------------        -------------
           Dividend yield                              -                    -
           Expected volatility                       107%                 192%
           Rick-free interest rate                   6.0%                 6.0%
           Expected life of stock option         .5 years            1.5 years


           The dividend yield reflects the assumption that the current dividend payout will continue to be zero. The expected life of the options is based on an estimate, and is mot necessarily indicative of exercise patterns that may occur. The weighted average fair value per option was $102 for options granted during 2000. A summary of the status of the stock option plans as of December 31, 2001 and 2000, and changes during each of the years then ended, follows:

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

                                          2001                   2000

                                               Weighted               Weighted
                                               Average                Average
                                               Exercise               Exercise
                                     Shares     Price      Shares      Price
                                    -------------------------------------------
Outstanding at beginning of year     280,811    $14.10     315,364     $13.90
Granted                                    -         -       2,947       9.20
Exercised                                  -         -     (37,000)      6.50
Forfeited/Expired                    (51,250)    21.40        (500)     10.90
                                    --------              --------
Outstanding at end of year           229,561     11.67     280,811      14.10

Options exercisable at end of year   229,561     11.67     280,811     14.10


The following table summarizes information about the stock options outstanding as of December 31, 2001:

                     Options Outstanding             Options Exercisable
                   -------------------------------------------------------
                                    Weighted Avg.
                                      Remaining     Weighted Avg.
     Range of            Number      Contractual      Exercise        Number
  Exercise Prices     Outstanding       Life           Price        Exercisable
-------------------  ------------- --------------- --------------- -------------
     .10 -   .10          9,321         1.58          $ 0.10            9,321
   10.00 - 15.00        216,626         2.67           11.83          216,626
   20.00 - 29.00          1,750         4.20           25.71            1,750
   30.00 - 45.00          1,414         4.45           34.15            1,414
   46.00 - 50.00            450         5.72           49.44              450
                     --------------------------------------------------------
     .10 - 50.00        229,561         2.66          $11.67          229,561
                     --------------------------------------------------------

              As of December 31, 2001 there were 2,500 qualified stock options and 5,650 nonqualified stock options outstanding under the 1993 stock plan. There were 219,001 individual

                   SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

          non-qualified stock options (registered through an S-8 and an S-3 filed in 1999). There were 2,410 individual, non-qualified stock options (unregistered) outstanding as of December 31, 2001.

                   SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 10 - SHAREHOLDERS' EQUITY

      D)  STOCK ISSUANCES

          In April 26, 2001, the Company completed a one for ten stock split of its common stock. All share amounts have been restated to reflect effect of this change.

          In August 2001, the Company issued 5,112 shares of unregistered common stock to law firm in payment of outstanding invoices for legal services rendered.

          In 2001 the Company repriced 100,000 options previously issued to two consultants. The options are repriced quarterly using the Black-Scholes pricing model. The effect in the accompanying financial statements of receiving these options was to decrease the stock options issued for compensation in 2001 by $12,874.

          In January 2000 the Company issued 3,750 shares of unregistered common stock to Alexander, Wescott & Co., as a commission on the sale of $375,000 of convertible debentures.

          In January 2000 the Company issued a total of 9,500 shares of unregistered common stock to J. P. Carey Securities, Inc. and related parties as a commission on the sale of $950,000 of two-year convertible subordinated debentures on December 30, 1999.

          In January 2000, a consultant was issued 987 options in payment of consulting services in the amount of $14,400.

          In January 2000, a consultant was issued 960 options at an exercise price of $15.00 per share.

          In February 2000 the Company issued 20,000 shares of unregistered common stock to a designee of ProMag Industries, Inc., in payment of $183,009 of outstanding invoices for goods and services provided to the Company.

          In February 2000 the Company issued 11,000 shares of unregistered common stock to Lisa Broderick upon exercise of an option granted in settlement of a lawsuit.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

      D)  STOCK ISSUANCES (CONTINUED)

          In March 2000 the Company issued 18,958 shares of unregistered common stock to John Gardner, a former President of the Company, upon exercise of an option granted in settlement of a lawsuit.

          In March 2000 the Company issued 3,790 shares of unregistered common stock to Ralph Nichols, a former employee, upon exercise of options granted to Mr. Nichols.

          In March 2000, $850,000 of Debentures were converted into 66,732 shares of the Company's common stock, which included accrued interest of $11,734.

          In March 2000, two consultants exercised options to purchase 3,000 shares of the Company's common stock at $2.50 per share.

          In April 2000, $350,000 of Debentures were converted into 20,427 shares of the Company's common stock, which included accrued interest of $5,889.

          In April 2000, an employee exercised options to purchase 1,000 shares of the Company's common stock at an exercise price of $11.09 per share.

          In May 2000, in accordance with the agreement governing the issuance of the Company's 6% convertible debentures, $88,750 was paid for fees associated with the agreement.

          In June 2000, $75,000 of Debentures and $2,502 of accrued interest were converted into 8,065 shares of the Company's common stock.

          In June 2000, in accordance with the agreement governing the issuance of the Company's 6% convertible debentures, 4,375 shares of the Company's common stock valued at $1.34375 per share were issued for fees associated with the agreement.

          In August 2000, $750,000 of Debentures and $12,476 of accrued interest were converted into 77,577 shares of the Company's common stock.

          In 1999 and in 2000 the Company repriced 10,000 options previously issued to consultants. Variable options were created as a result of repricing these options that, in accordance with FASB No. 123, must be revalued on a quarterly basis using the Black-Scholes pricing model. The effect in the accompanying financial statements of revaluing these options on a quarterly basis was to reduce the stock options issued for compensation and services expense by $197,300 in 2000 and increase the expense by $13,800 in 1999.

          In November 1999 the Company repriced 150,000 options previously issued to two directors and an officer. Variable options were created as a result of repricing these options that, in accordance with FASB No. 123, must be revalued on a quarterly basis

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 10 - SHAREHOLDERS' EQUITY (CONTINUED)

      D)  STOCK ISSUANCES (CONTINUED)

          using the Black-Scholes pricing model. The effect of revaluing these options on a quarterly basis was to reduce the net loss by $971,900 in 2000 and increase the net loss by $98,640 in 1999, for FASB No. 123 disclosure.

      E)  DEFERRED COMPENSATION

          In October 1997 two new board members were granted 50,000 stock options with an exercise price of $20.00 that was $12.50 per share lower than the fair market value at the date of grant. The options vested one-third in the year of grant and will be fully vested over a three year period.

          In December 1997, the Chairman of the Board was granted 100,000 stock options at an exercise price of $20.00 that was $5.31 per share lower than the fair market value of the stock at the date of grant. The options vest over a four year period beginning in 1997, provided the Chairman continuously serves as a member of the Board of Directors and that the patented inventions continue to be assigned to the Company. In 2000, compensation expense of $132,741 was recorded for the vested portion of the below market value difference in accordance with APB Opinion No. 25.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000


NOTE 11 - LOSS PER COMMON SHARE

          Basic loss per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS, which is basic EPS adjusted for the dilutive effect of stock options and other securities that may be converted into common shares, is not presented as the effects would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 11 - LOSS PER COMMON SHARE (CONTINUED)

                                                        2001          2000
                                                    -----------   -----------
          Numerator:

          Net Loss                                  $(1,037,222)  $(6,563,494)
                                                    -----------   -----------

          Numerator for basic loss per share         (1,037,222)   (6,563,494)
          Effect of dilutive securities:                      -             -
                                                    -----------   -----------
          Numerator for diluted loss per share      $(1,037,222)  $(6,563,494)
                                                    -----------   -----------

          Denominator:

          Denominator for basic loss per share
            weighted-average shares                   1,648,739     1,572,745
          Effect of dilutive securities:
            Stock Options                                     -             -
            Warrants                                          -             -
            Potentially dilutive common shares                -             -
                                                    -----------   -----------
          Denominator for diluted loss per share      1,648,739     1,572,745
                                                    -----------   -----------
          Basic loss per share                      $      (.63)  $     (4.17)
                                                    -----------   -----------
          Diluted loss per share                    $      (.63)  $     (4.17)
                                                    -----------    ----------

NOTE 12 - LITIGATION

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

      On April 4, 2002, the Company was served with a complaint in a civil action filed in the United States District Court of the Southern District of Florida captioned Edward Cohen, on behalf of himself and all others similarly situated against the Company, Franklin W. Brooks, Jeffrey W. Brooks, William Schmidt, James E. Winner, Jr., John F. Hornbostel, Jr. and Goldberg Wagner Stump and Jacobs LLP. This is a class action on behalf of all purchasers of the Common stock of the Company between April 14, 2000 and April 16, 2001 seeking to pursue remedies under the Securities Exchange Act of 1934. No specific Damages were quantified in the complaint. The Company denies the allegations and plans to defend itself vigorously. The Company has also submitted this matter to its insurer.

      On April 17, 2002, the company was served with a complaint in a civil action filed in the Circuit Court of the 17th Judicial Circuit in and for Browers County, Florida capitioned commpoint, Inc. against the Company alleging damages in the amount of $28,620 for rent and other charges due Plaintiff under Lease with Company for premises in Fort Lauderdale, Florida Company and leased.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 13 - FOURTH QUARTER ADJUSTMENTS

       The Company recorded the inventory valuation loss of $218,008 in the fourth quarter of 2001. The Company recorded the inventory valuation loss of $2,057,659 and the asset impairment loss of $1,114,029 in the fourth quarter of 2000 for an aggregate of $3,171,688 of fourth quarter adjustments.