Form 10KSB/A
period 2001-12-31
SAF T LOK INC
filed 2002-05-08
CIK 902056

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          __________________________


                                  FORM 10-KSB/A

      ANNUAL REPORT UNDER (Amendment No. 2) SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 7, 2000, the Company held its annual meeting of shareholders. At the annual meeting, a total of 1,309,262 shares were present in person or by proxy, and:

- Franklin W. Brooks, Jeffrey W. Brooks, William M. Schmidt, Dennis W. DeConcini and James V. Stanton were reelected to serve on the Company's board of directors. The number of votes cast in connection with the election of directors was 1,298,237 (for), 30,114 (against) and 10,925 (abstain).

- The Company's shareholders approved an increase in the number of authorized shares of common stock from 2 million shares to 3 million shares. The number of votes cast in connection with the amendment was 1,276,104 (for), 100 (against) and 3,044 (abstain)

     The additional authorized shares will be available for issuance at the direction of the board of directors, without further shareholder action, for capital raising purposes, strategic alliances and other purposes deemed by the board to be in the best interest of the shareholders.

     On April 26, 2001, the Company completed a one-for-ten reverse stock split of its common stock. Statement of Financial Accounting Standards No. 128 "Earnings Per Share" requires that when a reverse stock split occurs after the close of the period but before the issuance of the financial statements, the per-share computations for those and any prior-period financial statements presented shall be based on the new number of shares. The outstanding common shares as of December 31, 2000 of 16,466,000 were restated to 1,646,609. The weighted-average number of common shares outstanding for the twelve months ended December 31, 2000 of 15,727,450 were restated to 1,572,745. The loss per common share has been restated based on the new weighted-average number of common shares outstanding. The number of authorized shares was also restated to 3,000,000.

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

                                             HIGH        LOW

YEAR ENDING DECEMBER 31, 2000:

     First Quarter.......................... 50.00       11.25
     Second Quarter......................... 31.25       12.50
     Third Quarter.......................... 13.44       7.50
     Fourth Quarter......................... 9.38        1.25


YEAR ENDING DECEMBER 31, 2001:

     First Quarter.......................... 8.28        1.56
     Second Quarter......................... 4.29        1.05
     Third Quarter.......................... 1.65        0.50
     Fourth Quarter......................... 0.79        0.20

QUARTER ENDING MARCH 31, 2002:

     First Quarter.......................... 0.38        0.20
                                            ---------  ---------

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

The following table compares gross profit margin, revenues and losses between fiscal years 2001 and 2000. Parentheses indicate losses:

                                   2001                       2000

                          Actual       Per Share      Actual      Per share

Losses                  ($1,037,222)      ($.63)   ($6,563,494)    ($4.17)

Sales Revenues         $     31,076               $    109,158

Other Revenues         $     10,870               $     29,154

Gross Profit Margin              65%                        40%

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

BAD DEBT EXPENSE. The Company wrote off $13,148 in uncollectable accounts in 2001 and in 2000 provided $8,000 in allowance for uncollectable accounts receivable.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:

   The Consolidated Financial Statements listed below are located after the signature page and begin on page F-1.

   Description                                                        Page
   -----------                                                        ----

   Independent Auditors' Report for year ended December 31, 2000...   F-1
   Independent Auditors' Report for year ended December 31, 2001...   F-2
   Consolidated Balance Sheets.....................................   F-3
   Consolidated Statements of Operations...........................   F-4
   Consolidated Statements of Changes in Shareholders' Deficency...   F-5
   Consolidated Statements of Cash Flows...........................   F-6
   Notes to Consolidated Financial Statements......................   F-7 - F-27

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

SIGNATURES

  Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sharon, Commonwealth of Pennsylvania, on May 7, 2002.

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

INDEPENDENT AUDITORS' REPORTS AS OF DECEMBER 31, 2001            F-2

CONSOLIDATED BALANCE SHEETS AS OF
     DECEMBER 31, 2001 AND 2000                                  F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
     THE YEARS ENDED DECEMBER 31, 2001 AND 2000                  F-4

CONSOLIDATED STATEMENTS OF CHANGES IN
     SHAREHOLDERS' DEFICIENCY AS OF
     DECEMBER 31, 2001 AND 2000                                  F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
     THE YEARS ENDED DECEMBER 31, 2001 AND 2000                  F-6

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
                                                                                ===============================

                  Liabilities and Shareholders' Deficiency
                  ----------------------------------------
Current Liabilities
  Accounts Payable                                                              $    498,612       $    427,532
  Accrued expenses                                                              $    311,858       $    106,704
  Note Payable                                                                  $    377,000
  Convertible Debentures                                                        $    175,000
                                                                                -------------------------------
     Total current liabilities                                                  $  1,362,470       $    534,236


Convertible Debentures                                                          $       --         $    175,000
                                                                                -------------------------------

          Total Liabilities                                                     $  1,362,470       $    709,236

Shareholders' Deficiency
  Common Stock, $0.10 par value, 3,000,000 shares authorized, 1,651,721 and
        1,646,609 shares issued and outstanding in
        2001 and 2000 respectively.                                             $    165,167       $    164,655
  Paid-in-capital                                                               $ 29,572,570       $ 29,582,326
  Accumulated deficit                                                           $(30,852,826)      $(29,815,604)
                                                                                -------------------------------
     Total shareholders' deficiency                                             $ (1,115,089)      $    (68,623)

          Total Liabilities and Shareholders' Deficiency                        $    247,381       $    640,613
                                                                                ===============================

          See accompanying notes to consolidated financial statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                     2001            2000
                                                 ------------    ------------

Net Sales                                        $     31,076    $    109,158
Cost of Sales                                    $     10,741    $     65,579
                                                 ------------    ------------

Gross Profit                                     $     20,335    $     43,579

Selling, General and Administrative              $    784,824    $  2,021,285

Stock and options issued for
services and compensation                        $    (12,870)   $    477,041

Inventory valuation loss                         $    218,008    $  2,057,659

Asset Impairment Loss                            $     10,830    $  1,114,029

Depreciation and Amortization                    $     23,761    $    308,889
                                                 ------------    ------------
Loss from operations                             $ (1,004,218)   $ (5,935,324)

Other income and (expense)
Interest Income                                  $      9,303    $     29,154
Interest Expense                                 $    (43,874)   $   (438,574)
Interest - beneficial conversion feature                         $   (218,750)
Other income and (expense)                       $      1,567    $          -
                                                 ------------    ------------
Total other income and (expense)                 $    (33,004)   $   (628,170)

Net Loss                                         $ (1,037,222)   $ (6,563,494)

Loss per common share basic and diluted          $      (0.63)   $      (4.17)

Weighted average number of
common shares outstanding                           1,648,739       1,572,745

         See accompanying notes to consolidated financial statements.

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                         Common Stock       Paid-in        Deferred    Accumulated
                                                      Shares      Amount    Capital      Compensation    Deficit         Total
                                                     -----------------------------------------------------------------------------
Balance, January 1, 2000                             1,398,436 $  139,837 $  26,473,887  $  (132,741) $ (23,252,110)  $  3,228,873

Issuance of common stock on conversion of
 debentures                                            172,801     17,281     2,040,320                                  2,057,601

Issuance of common stock to former
 officers/employees upon exercise of options            29,957      2,995       400,205                                    403,200

Issuance of common stock to consultants upon the
 exercise of stock options                               3,000        300        74,700                                     75,000

Common stock issued for fees in connection with
 convertible debentures                                 17,625      1,763       230,934                                    232,697

Amortization of deferred compensation                                                        132,741                       132,741

Compensation in connection with repricing of
 options to consultants in 1999                                                 (60,300)                                   (60,300)

Compensation in connection with repricing of
 options to consultants in 2000                                                (137,000)                                  (137,000)

Issuance of common stock to an employee upon
 exercise of stock options                               1,000        100        10,800                                     10,900

Issuance of common stock to an employee upon
 exercise of cashless options                            3,790        379       134,621                                    135,000

Issuance of common stock as a payment for an
 amount due to a vendor                                 20,000      2,000       181,009                                    183,009

Stock options granted to consultant                                              14,400                                     14,400

Additional capital resulting from beneficial
 conversion feature of debentures                                               218,750                                    218,750

Net Loss                                                                                                 (6,563,494)    (6,563,494)
                                                     -----------------------------------------------------------------------------

Balance, December 31, 2000                           1,646,609    164,655    29,582,326            -    (29,815,604)       (68,623)

Compensation in connection with repricing of
 options to consultants in 1999                                                 (12,874)                                   (12,874)

Issuance of common stock as a payment for legal
 services                                                5,112        512         3,118                                      3,630

Net Loss                                                                                                 (1,037,222)    (1,037,222)
                                                     -----------------------------------------------------------------------------

Balance, December 31, 2001                           1,651,721 $  165,167 $  29,572,570  $         -  $ (30,852,826)  $ (1,115,089)
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
                          =========    =========

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000


NOTE 6 - FIXED ASSETS

         Property and equipment is comprised of the following as of December 31, 2001 and 2000:


                                                    2001           2000
                                                -----------     ----------
         Equipment                               $  225,161      $225,577
         Furniture and fixtures                      25,694        25,694
         Leasehold improvements                                    13,189
                                                 ----------      --------
                   TOTAL                         $  250,855       264,460
         Less accumulated depreciation              194,122       172,721
                                                -----------     ----------
         Fixed Assets, net                       $   56,733      $ 91,739
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

         On May 26, 2000, the Company engaged J.P. Carey Securities, ("JPC") Inc. as placement agent to sell an aggregate principal amount of $875,000 of 6% subordinated convertible debentures ("Debentures"), which mature on or before May 26, 2002. If, at the Company's election, redemption or prepayment occurs within the first 90 days from the date of issuance the debenture holder is entitled to a ten percent premium. If redemption or prepayment occurs within the second 90 days the debenture holder is entitled to a twenty percent premium. If redemption or prepayment occurs any time after 180 days the debenture holder is entitled to a thirty percent premium. The Debenture is convertible at a twenty percent discount to the closing bid price five trading days immediately preceding the date of conversion, with a floor of $1.00 and a ceiling of $2.00. In August 2000, $700,000 of these debentures were converted into shares of the Company's stock. The remaining $175,000 of debentures outstanding is due to mature on or before May 26, 2002. The Company does not have the financial resources to pay the balance owed on the debentures outstanding as of December 31, 2001. The Company is currently negotiating with its debenture holders to extend the due date on the bonds or convert the bonds to equity. There can be no assurance that the Company will be successful in negotiating a restructuring of the debentures, and if the Company is unsuccessful in negotiating a restructuring with its debenture holders, it may be forced to file for bankruptcy. As noted in Note 2, the Company's continued ability to operate as a going concern is dependent on its ability to raise additional capital and achieve a successful level of sales. The new management team is currently assessing what plans and actions should be taken regarding the future operations of the Company including appropriate bankruptcy procedures if necessary.

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

          In January 2000, a consultant was issued 960 options at an exercise price of $15.00 per share. The value of the options at exercise price was $14,400.

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

          In April 2000, an employee exercised options to purchase 1,000 shares of the Company's common stock at an exercise price of $10.90 per share.

          In May 2000, in accordance with the agreement governing the issuance of the Company's 6% convertible debentures, $88,750 was paid for fees associated with the agreement.

          In June 2000, $75,000 of Debentures and $2,502 of accrued interest were converted into 8,065 shares of the Company's common stock.

          In June 2000, in accordance with the agreement governing the issuance of the Company's 6% convertible debentures, 4,375 shares of the Company's common stock valued at $13.4375 per share were issued for fees associated with the agreement.

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