Form 10QSB
period 2002-03-31
SAF T LOK INC
filed 2002-05-20
CIK 902056

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

  Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_]

    -------------------------------------------------------------------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          COMMON STOCK, $.10 PAR VALUE
                                      Class
                                    1,651,721
                   Current Outstanding Shares at MAY 10, 2002
================================================================================

                             SAF T LOK INCORPORATED
                              INDEX FOR FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I.   FINANCIAL INFORMATION ..........................................................     3

Item 1.   Financial Statements ...........................................................     1

Saf T Lok Incorporated and Subsidiaries Condensed Consolidated Balance Sheets as
of MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001 ......................................     1

Saf T Lok Incorporated and Subsidiaries Condensed Consolidated Statements
of Operations for the Three Months Ended MARCH 31, 2002
and 2001 (UNAUDITED) .....................................................................     2

Saf T Lok Incorporated and Subsidiaries Condensed Consolidated Statements
of Cash Flows for the Three Months Ended MARCH 31, 2002 and 2001 (UNAUDITED)..............     3

Saf T Lok Incorporated and Subsidiaries Notes To Condensed Consolidated
Financial Statements (UNAUDITED) .........................................................     4

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations ......................................................     6

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION ...............................     6

      Results of Operations ..............................................................     7

      Three Months Ended MARCH 31,2002 Compared to Three
       Months MARCH 31,2001 ..............................................................     7

      Revenues ...........................................................................     7
      Expenses ...........................................................................     8
      Liquidity and Sources of Capital ...................................................     9

Contemplated Strategic Alliances .........................................................    10

Saf-T-Lok Inc. - Quarterly Report                                     Date Filed:

              Qualifications .............................................................    10
              Anticipated Material Expenses ..............................................    10
              Capital Resources and Expenditures .........................................    10

PART II Other INFORMATION ................................................................    11

      Item 1.    Legal Proceedings .......................................................    11

      Item 5.    Other Information .......................................................    12

      Item 6.    Exhibits and Reports on Form 8-K ........................................    12

                 Current Reports on Form 8-K .............................................    12

PART III SIGNATURES ......................................................................    12

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              MARCH       DECEMBER 31,
                                                                              2002            2001
                                 ASSETS                                    (unaudited)
                                 ------                                   ----------------------------
Current Assets
  Cash                                                                    $        142    $     11,345
  Accounts Receivable (Net of $8,000 allowance for uncollectible
         accounts in 2001)                                                $        324    $      1,772
  Note Receivable                                                         $     27,857    $     27,307
  Prepaid expenses                                                        $     66,317    $     61,713
                                                                          ----------------------------
     Total current assets                                                 $     94,640    $    102,137

Fixed Assets - net                                                        $     51,097    $     56,733

Other Assets

  Note receivable, less current portion                                   $     73,897    $     80,087
  Other assets                                                            $      5,432    $      8,424
                                                                          ----------------------------
     Total other assets                                                   $     79,329    $     88,511

          Total assets                                                    $    225,066    $    247,381
                                                                          ============================

                Liabilities and Shareholders' Deficiency

Current Liabilities
  Accounts Payable                                                        $    602,298    $    498,612
  Accrued expenses                                                        $    253,629    $    311,858
  Note Payable                                                            $    390,000    $    377,000
  Convertible Debentures                                                  $    175,000    $    175,000
                                                                          ----------------------------
     Total current liabilities                                            $  1,420,927    $  1,362,470


Shareholders' Deficiency
  Common Stock, $0.10 par value, 3,000,000 shares authorized,
        1,651,721 shares issued and outstanding                           $    165,167    $    165,167
  Paid-in-capital                                                         $ 29,572,570    $ 29,572,570
  Accumulated deficit                                                     $(30,933,598)   $(30,852,826)
                                                                          ----------------------------
     Total shareholders' deficiency                                       $ (1,195,861)   $ (1,115,089)

          Total Liabilities and Shareholders' Deficiency                  $    225,066    $    247,381
                                                                          ============================

     See accompanying notes to condensed consolidated financial statements

                    SAF T LOK INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (unaudited)

                                                                 2002                2001
                                                             ------------        ------------
Net Sales                                                    $      1,023        $     14,505
Cost of Sales                                                $          -        $      5,187
                                                             ------------        ------------

Gross Profit                                                 $      1,023        $      9,318

Selling, General and Administrative                          $     66,370        $    274,491

Stock and options issued for
services and compensation                                               -        $     29,300

Depreciation and Amortization                                $      5,636        $      6,194
                                                             ------------        ------------
Loss from operations                                         $    (70,983)       $   (300,667)

Other Income and (expense)
Interest Income                                              $      2,119        $      2,826
Interest Expense                                             $    (11,908)       $    (13,033)
Other Income (expense)                                       $          -        $        389
                                                             ------------        ------------
Total other income and (expense)                             $     (9,789)       $     (9,818)

              NET LOSS                                       $    (80,772)       $   (310,485)

Loss per common share - basic and diluted                    $      (0.05)       $      (0.19)

Weighted average number of common
 shares outstanding - basic and diluted                         1,651,721           1,646,535

     See accompanying notes to condensed consolidated financial statements

                             SAF T LOK, Incorporated
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                    UNAUDITED

---------------------------------------------------------------------------------------------------

                                                                            2002          2001
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                           $ (80,772)     $ (310,485)
     Adjustments to reconcile net (loss) to net cash used
         in operating activities:
               Depreciation                                                 5,636           6,194
               Non cash consulting fees                                         -          29,300
               Other                                                            -             412
               Changes in assets/liabilities:
                   Decrease in accounts receivable                          1,449          50,982
                   Decrease (Increase) in inventory                             -           5,585
                   Decrease (increase) in prepaid expenses                 (4,604)            785
                   Increase (decrease) in accounts payable                103,685          47,266
                   Increase (decrease) in accrued liabilities             (58,229)         76,868
                   Decrease in other assets                                 2,992               -
                                                                        -------------------------

                      Net cash used in operating activities               (29,843)        (93,093)
                                                                        -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received on note receivable                                   5,640           5,242
                                                                        -------------------------
                      Net cash provided by investing activities             5,640           5,242
                                                                        -------------------------

NET CASH FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                           13,000         120,000
     Decrease in deferred interest                                              -           8,755
                                                                        -------------------------

                      Net cash provided by financing activities            13,000         128,755
                                                                        -------------------------

NET (Decrease)/ Increase IN CASH                                          (11,203)         40,904

CASH, beginning of period                                                  11,345          44,164
                                                                        -------------------------

CASH, end of period                                                     $     142      $   85,068
                                                                        =========================

     See accompanying notes to condensed consolidated financial statements

                      SAF T LOK INCORPORATED & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)   ORGANIZATION AND PURPOSE

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

              On April 23, 2001, the Company received notice from Nasdaq that it was not in compliance with Nasdaq's tangible asset requirement, as set forth in Rule 4310 (C) (2)(B). On April 26, 2001 and May 7, 2001, the Company submitted a proposal to Nasdaq to address this deficiency. On May 14, 2001, NASDAQ advised the Company that it would not grant the Company a temporary exception to the net tangible asset requirement. As a result, the Company's securities were delisted on May 15, 2001. The Company's securities may be immediately eligible to trade on the OTC Bulletin Board.

        (B)   PRINCIPLES OF CONSOLIDATION

              The condensed consolidated financial statements include the accounts of Saf T Lok Incorporated and its wholly owned subsidiaries, Saf T Lok Corporation and RGB Video, Inc., which are inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

        (C)   USE OF ESTIMATES

              In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

        (D)   LOSS PER COMMON SHARE

              Basic loss per share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing consolidated net loss by the sum of the weighted average of common shares outstanding and the weighted average number of potential common shares outstanding. Stock options were not included in loss per share because effect would be anti-dilutive.

        (E)   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The condensed consolidated financials statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

        (F)   GOING CONCERN

              The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in 2002 and 2001 and has a working capital deficit of $1,326,287 at March 31, 2002. The Company has been unable to generate sufficient sales, in the past and has no significant prospects for sales. The Company's continued ability to operate as a going concern is dependent on its ability to raise additional capital and achieve a successful level of sales. Management is currently assessing what plans and actions should be taken in regard to the future operations of the Company including bankruptcy procedures, if necessary. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - INVENTORIES

At December 31, 2001, the Company revalued inventories at net realizable value of zero, which resulted in a charge to operations of $218,008 for the year then ended.

NOTE 3 - REVERSE STOCK SPLIT

On April 26, 2001, the Company completed a one-for-ten reverse stock split of its common stock. The weighted average number of common shares outstanding as of March 31, 2001 of 16,465,346 were restated to 1,646,535. The loss per common share has been restated based on the new weighted average number of common shares outstanding.

NOTE 4 - TERM NOTE AND SECURITY AGREMENT

On October 26, 2001 the Company entered into an Amended and Restated Term Note and Security Agreement ("the Note") with James E. Winner, Jr. The Note consolidates previous loans totaling $347,000 and provides for additional advances of up to $53,000. The Note provides for interest, payable monthly, at the base lending rate of the National bank of Canada plus 1.75%; which will change automatically as the base rate changes. The Note is collateralized by a security interest in all assets currently owned and acquired in the future and matures on December 31, 2002. The outstanding balance on the Note at March 31, 2002 and December 31, 2001 in $390,000 and $377,000, respectively.

NOTE 5 - LITIGATION AND RESIGNATIONS

On April 4, 2002 the Company was served with a complaint in a civil action filed in the United States District Court for the Southern District of Florida captioned Edward Cohen, on behalf of himself and all others similarly situated against the Company, Franklin W. Brooks, Jeffrey W. Brooks, William Schmidt, James E. Winner, Jr., John F. Hornbostel, Jr. and Goldberg Wagner Stump and Jacobs LLP. This is a class action on behalf of all purchasers of the Common Stock of the Company between April 14, 2000 and April 16, 2001, seeking to pursue remedies under the Securities Exchange Act of 1934. No specific damages were quantified in the complaint. The Company denies the allegations and plans to defend itself vigorously. The Company has also submitted this matter to its insurer.

On April 17, 2002, the Company was served with a complaint in a civil action filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida captioned Commpoint, Inc. against the Company alleging damages in the amount of $28,620 for rent and other charges due Plaintiff under Lease with Company for premises in Fort Lauderdale, Florida that Company had leased. The Company plans to defend itself vigorously.

On May 2, 2002, a complaint in a civil action was filed in the United States District Court of the Southern District of Florida captioned Rosalyn Levine, individually and on behalf of all others similarly situated against the Company, Franklin W. Brooks, Jeffrey W. Brooks, and William Schmidt. The Company has not yet been served. This is a class action on behalf of all purchasers of the common stock of the Company between May 17, 1999 through April 16, 2001, seeking to pursue remedies under the Securities Exchange Act of 1934. No specific damages were quantified in the complaint. The Company denies the allegations and plans to defend itself vigorously. The Company has also submitted this matter to its insurer.

On May 3, 2002, a complaint in a civil action was filed in the United States District Court of the Southern District of Florida captioned Kenneth W. Greene, on behalf of himself and all others similarly situated against the Company, Franklin W. Brooks, Jeffrey W. Brooks, William Schmidt, James E. Winner, Jr., John F. Hornbostel, Jr., and Goldberg Wagner Stump and Jacobs LLP. Neither the Company nor its named directors have been served. This is a class action, identical to the Cohen action referred to above, on behalf of all purchasers of the common stock of the Company between April 14, 2000 and April 16, 2001 seeking to pursue remedies under the Securities Exchange Act of 1934. No specific damages were quantified in the complaint. The Company denies the allegations and plans to defend itself vigorously. The Company has also submitted this matter to its insurer.

On May 10, 2002, James E. Winner, Jr. as Chairman of the Board, President and Chief Executive Officer resigned from the Company. On May 10, 2002, Karen Winner Hale, Dewey R. Stokes, and Curtis A. Sliwa resigned as Directors of the Company. Effective May 10, 2002, John F. Hornbostel, Jr. was elected as Chairman of the Board, President and Chief Executive Officer of the Company, to hold office until a successor is chosen and qualified or until he resigns or is unable to serve. Mr. Hornbostel also continues to serve as a Director, Secretary and General Counsel of the Company. Effective May 10, 2002, Charles R. Miller, was hereby elected as Vice President of the Company, to hold office until a successor is chosen and qualified or until he resigns or is unable to serve, with Mr. Miller also continuing to serve as Chief Financial Officer and Treasurer of the Company.

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

RESULTS OF OPERATIONS

The Company, through its subsidiary, Saf T Lok Corporation, a Florida corporation, ("STL"), designs, develops, manufactures and distributes patented and proprietary safety locks for handguns. There are two designs, the Saf T Lok-Registered Trademark- Grip Lock, which fits many types of standard handguns, and the Saf T Lok Registered Trademark Magazine Lock, which fits many types of handguns using ammunition magazines. The Company currently conducts its own distribution, through retail stores, the Internet and direct sale to law enforcement authorities. In the first quarter of 2002, most of the Company's sales revenues were derived from sales to individuals and retailers via Internet, although additional markets, methods of distribution and third party distributors continue to be developed.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES

The Company's total sales for the quarter ending March 31, 2002, were $1,023, compared to $14,505, in the first quarter of 2001. Purchases by individual consumers and retailers made up all of the first quarter sales in 2002 while law enforcement authorities made up nearly all of the first quarter sales in 2001. The Company did not participate in any major gun shows in the first quarter of 2002 and 2001, so there were fewer sales opportunities. Gross profit for the first quarter of 2002 was $1,023 or 100% of sales, while the first three months of 2001 was $9,318 or 64% of sales.

Due to the fact that the Company reduced the inventory at December 31, 2001 to a net realizable value of zero, there is no cost of goods charged to the sales in the first quarter of 2002.

The Company's products compete with lock boxes, trigger locks, cable locks, ring locks and the evolving smart guns. Many of these products are more widely known and less expensive than the Company's products. In addition, the Company notes that clearly all gun manufacturers include a trigger lock when shipping handguns to customers. These trigger locks are not Company products and may negatively impact the market for the Grip Lock and the Magazine Lock, since gun owners may not choose to supplement the included safety equipment. Finally, while the Company believes that there are no generally available comparable products on the current market at a similar price, it nevertheless expects competitors to attempt development of similar products, possibly reducing the Company's sales or profit margins or both.

EXPENSES

The Company reduced total operating expenses by $237,979 or 77% in the first quarter 2002 versus the first quarter 2001. The reasons for the decreases are described as follows:

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

The Company took measures during 2001 to reduce costs and preserve cash due to the reduced sales activity. Salaries and wages were reduced through cutbacks in personnel and through utilization of outside management and administration personnel and contract labor on an "as needed" basis. The Company is only billed for hours worked by these personnel.

Through these efforts a total of $24,342 was spent during the first quarter of 2002 compared to a total of $97,369 spent for salaries, payroll taxes, and related expenses in the first quarter of 2001.

Travel expenses were $861 for the first quarter of 2002 versus $10,261 for the same period in 2001. There were no commissions paid in 2002 compared to $4,798 in the first quarter of 2001.

Legal expense in the first quarter of 2002 was $90 compared to $28,362 in the first quarter of 2001. Other professional fees in 2001 totaled $9,133 in the first quarter.

Accounting fees in the first quarter of 2002 were $5,162 compared to $56,985 in the first quarter of 2001. During the first quarter of 2001 accounting fees were higher due to the costs associated with the restated and amended financial statements.

Rent was $9,786 in the first quarter of 2002 versus $27,047 for the same period in 2001. The Company relocated its operations from its West Palm Beach facility to a Fort Lauderdale location in 2001 and again in December 2001 to Sharon, Pennsylvania to reduce expenses.

STOCK AND OPTIONS EXPENSES

The Company's expenses related to the issuance of common stock and the issuance and exercise of stock options related to two former consultants was $0 in the first quarter of 2002 versus $29,300 in the first quarter of 2001. As of March 31,2002 all options had expired.

DEPRECIATION

Depreciation expense was $5,636 in the first quarter of 2002,a decrease of $558 from the same period in 2001.

LIQUIDITY AND SOURCES OF CAPITAL

The Company ended the first quarter of 2002 with a cash balance of $142 and accounts receivable of $324 against current liabilities of $1,420,927. At December 31, 2001, the Company had a cash balance of $11,345 and accounts receivable of $1,772 against then current liabilities of $1,362,470. The Company wrote down inventories to net realizable value of zero at December 31, 2001. A history of losses and poor sales, and the lack of a marketing program have contributed to the decision to write down the inventory to reflect their approximate market value, on a liquidation basis as of December 31, 2001. Liabilities include accounts payable, accrued expenses, note payable, and amounts due on the Company's convertible debentures. The notes payable are for amounts loaned to the Company by James E. Winner, Jr. Included in accounts payable and accrued expenses are $11,883 for interest due on the Notes payable and $37,339 owed to Winner International LLC and Winner Administration LLC for expenses paid on behalf of Saf T Lok, primarily management and administrative personnel. The remaining liability on the debentures is $175,000 plus accrued interest of $19,250 at March 31, 2002. The debentures mature on May 26, 2002. The Company does not have the financial resources to pay the balance owed on the debentures outstanding as of March 31, 2002. The Company is currently negotiating with its debentures holders to extend the due date. There can be no assurance that the Company will be successful in negotiating a restructuring of the debentures, and if the Company is unsuccessful in negotiating a restructuring with its debenture holders, it may be forced to file for bankruptcy. The Company's continued ability to operate as a going concern is dependent on its ability to raise additional capital and achieve a successful level of sales. The new management team is currently assessing what plans and actions should be taken regarding the future operations of the Company including appropriate bankruptcy procedures if necessary.

CONTEMPLATED STRATEGIC ALLIANCES

The Company had been unsuccessful to date in its search for strategic alliances. The Company continues to seek a strategic partner to provide either an immediate revenue stream or marketing expertise to help increase sales revenues to a self sustaining, profitable level, or both.

QUALIFICATIONS

Notwithstanding the Company's intended plan to seek strategic partnerships, if sales do not increase sufficiently in 2002 and no alliances are forged, the Company will need to obtain additional working capital. Reflecting this, a going concern qualification was included in the report Form 10-KSB for 2001, filed with the SEC. The underlying causes resulting in the auditor's "going concern" qualification have continued through the year ended December 31, 2001 and through the present.

ANTICIPATED MATERIAL EXPENSES

The Company does anticipate additional expenses separate from its ordinary operating expenses due to the recent legal actions brought against it. Also, should the Company succeed in forming a strategic business combination it could incur significant costs related to consummation of such transaction, including increased professional fees for attorneys, financial advisors, accountant and other consultants.

PART II

ITEM 1.   LEGAL PROCEEDINGS

On April 4, 2002 the Company was served with a complaint in a civil action filed in the United States District Court for the Southern District of Florida captioned Edward Cohen, on behalf of himself and all others similarly situated against the Company, Franklin W. Brooks, Jeffrey W. Brooks, William Schmidt, James E. Winner, Jr., John F. Hornbostel, Jr. and Goldberg Wagner Stump and Jacobs LLP. This is a class action on behalf of all purchasers of the Common Stock of the Company between April 14, 2000 and April 16, 2001, seeking to pursue remedies under the Securities Exchange Act of 1934. No specific damages were quantified in the complaint. The Company denies the allegations and plans to defend itself vigorously. The Company has also submitted this matter to its insurer.

On April 17, 2002, the Company was served with a complaint in a civil action filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida captioned Commpoint, Inc. against the Company alleging damages in the amount of $28,620 for rent and other charges due Plaintiff under Lease with Company for premises in Fort Lauderdale, Florida that Company had leased. The Company intends to defend itself vigourously.

On May 2, 2002, a complaint in a civil action was filed in the United States District Court of the Southern District of Florida captioned Rosalyn Levine, individually and on behalf of all others similarly situated against the Company, Franklin W. Brooks, Jeffrey W. Brooks, and William Schmidt. The Company has not yet been served. This is a class action on behalf of all purchasers of the common stock of the Company between May 17, 1999 through April 16, 2001, seeking to pursue remedies under the Securities Exchange Act of 1934. No specific damages were quantified in the complaint. The Company denies the allegations and plans to defend itself vigorously. The Company has also submitted this matter to its insurer.

On May 3, 2002, a complaint in a civil action was filed in the United States District Court of the Southern District of Florida captioned Kenneth W. Greene, on behalf of himself and all others similarly situated against the Company, Franklin W. brooks, Jeffrey W. Brooks, William Schmidt, James E. Winner, Jr., John F. Hornbostel, Jr., and Goldberg Wagner Stump and Jacobs LLP. Neither the Company nor its named directors have been served. This is a class action, identical to the Cohen action referred to above, on behalf of all purchasers of the common stock of the Company between April 14, 2000 and April 16, 2001 seeking to pursue remedies under the Securities Exchange Act of 1934. No specific damages were quantified in the complaint. The Company denies the allegations and plans to defend itself vigorously. The Company has also submitted this matter to its insurer.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

On February 2, 2001 the Company disclosed that it had received a NASDAQ Staff determination that the Company filed to meet the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310 (C)(4), and that its common stock was, therefore, subject to delisting from the NASDAQ Small Cap Market. The Company was notified it also will be required to demonstrate its ability to sustain long term compliance with all applicable Nasdaq maintenance criteria. The Company requested, and was granted a hearing on March 9, 2001 before a Nasdaq Listing Qualifications Panel to review the Staff determination. On March 28, 2001 the Company disclosed that it had received a decision from the Panel that allows the Company's stock to continue to be listed, under a temporary exception, on the Nasdaq Small Cap Market and that it has until May7 4, 2001 to demonstrate compliance with Nasdaq's minimum bid price requirement, as well as all of Nasdaq's continued listing requirements.

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

Effective February 15, 2002, Saf T Lok Incorporated, replaced Goldberg, Wagner & Jacobs LLP, as its independent accountants, and engaged Weinberg & Company, P.A. as its new independent accountants. Goldberg Wagner & Jacobs LLP's audit reports on the Company's financial statements for each of the years ended December 31, 2000 and December 31, 1999, did not contain an adverse opinion or disclaimer or opinion, and no such report was qualified or modified as to audit scope or accounting principles, however, their opinion on the financial statements for each of the years ended December 31, 2000 and December 31, 1999, contained an uncertainty that stated, "the accompanying financial statements have been prepared assuming that Saf T Lok Incorporated will continue as a going concern. As discussed in Note 2 to the financial statements, under existing circumstance there is substantial doubt about the ability of Saf T Lok Incorporated to continue as a going concern as of December 31, 2000 (as of December 31, 1999). Management's plans in regard to that matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

On May 10, 2002, James E. Winner, Jr. as Chairman of the Board, President and Chief Executive Officer resigned from the Company. On May 10, 2002, Karen Winner Hale, Dewey R. Stokes, and Curtis A. Sliwa resigned as Directors of the Company. Effective May 10, 2002, John F. Hornbostel, Jr. was elected as Chairman of the Board, President and Chief Executive Officer of the Company, to hold office until a successor is chosen and qualified or until he resigns or is unable to serve. Mr. Hornbostel also continues to serve as a Director, Secretary and General Counsel of the Company. Effective May 10, 2002, Charles R. Miller, was hereby elected as Vice President of the Company, to hold office until a successor is chosen and qualified or until he resigns or is unable to serve, with Mr. Miller also continuing to serve as Chief Financial Officer and Treasurer of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits - none.

--------------------------------------------------------------------------------

  (b)  CURRENT REPORTS ON FORM 8-K

The Company filed one current report on Form 8-K during the first quarter of 2002. On March 6, 2002, the Company filed a current report on Form 8-K reporting the replacement of Goldberg, Wagner & Jacobs LLP as its independent accountants, and its engagement of Weinberg & Company, P.A. as its new independent accountants.

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SAF T LOK INCORPORATED

Date: May 20, 2002                 By:

                                   /s/ JOHN F. HORNBOSTEL, JR.
                                   --------------------------------
                                   John  F. Hornbostel, Jr.
                                   Director, Chairman, President, Secretary,
                                   General Counsel